Form 10-Q
period 1996-06-30
AMERICAN DISPOSAL SERVICES INC
filed 1996-08-13
CIK 881655

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period Ended June 30, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ______________ to _________________

Commission file number  0-28652
           AMERICAN DISPOSAL SERVICES, INC.           (Exact name of registrant
- -----------------------------------------------------
as specified in its charter)

               Delaware                                  13-3858494
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

            745 McClintock - Ste 305
              Burr Ridge, Illinois                         60521    (Address of
- -------------------------------------------        -----------------
principal executive offices)                       (Zip Code)

                    (630) 655-1105
- ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      Not applicable
- ------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     No   X
                                        ---     ---
                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 8,839,401 shares as of August 9, 1996

                        AMERICAN DISPOSAL SERVICES, INC.

                                      INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets - June 30, 1996 and December 31, 1995

  Condensed Consolidated Statements of Operations - Three months ended June 30,
   1996 and 1995; Six months ended June 30, 1996 and 1995

  Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995

  Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

                        AMERICAN DISPOSAL SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (Unaudited)

                                                               June 30,      December 31,
                                                                1996             1995
                                                               --------      ------------
               ASSETS

Current Assets
  Cash and cash equivalents (includes restricted cash
     of $512 and $156)                                         $  2,010        $   6,539
  Trade receivables, net                                          7,623            6,331
  Other current assets                                              854              998
                                                               --------        ---------
Total current assets                                             10,487           13,868

Property, plant, and equipment, net                              83,230           81,250

Other assets:
  Cost over fair value of assets acquired, net                   19,222           15,739
  Other intangible and deferred assets, net                       3,599            1,896
  Other assets                                                    2,240            1,940
                                                              ---------        ---------
                                                               $118,778         $114,693
                                                              ---------        ---------
                                                              ---------        ---------

          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable due to stockholder                               $     -         $ 12,500
  Accounts payable                                                2,484            3,185
  Accrued liabilities and deferred revenues                       4,183            3,562
  Current portion of long-term debt and capital lease
    obligations                                                   3,108            3,440
                                                              ---------        ---------
Total current liabilities                                         9,775           22,687

Long-term debt and capital lease obligations,
  net of current portion                                         68,108           48,789
Accrued environmental and landfill costs                          7,053            6,214
Deferred income taxes                                             1,240            1,240
Redeemable preferred stock of subsidiary                              -            1,908
Total stockholders' equity (5,676,901 shares of
  common stock issued and outstanding)                           32,602           33,855
                                                              ---------        ---------
                                                               $118,778         $114,693
                                                              ---------        ---------
                                                              ---------        ---------

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Thousands, Except per Share Data)
                                   (Unaudited)


                                                     Three Months Ended                     Six Months Ended
                                                         June 30,                                June 30,
                                                ----------------------------           --------------------------
                                                 1996               1995                 1996             1995
                                               -------             -------             --------          -------
Revenues                                        $13,453            $ 5,901             $ 25,177          $10,935
Cost of operations                                7,062              3,532               13,170            6,579
Selling, general and administrative expenses      2,113              1,147                4,048            2,227
Depreciation and amortization                     2,945              1,082                5,663            2,066
                                               -------             -------             --------          -------
  Operating income                                1,333                140                2,296               63
Interest expense,net                              1,440                552                3,057            1,063
Other non-operating income (expense)                 41                 (2)                 (37)              (6)
                                               --------            -------             --------          -------
  Loss before income taxes
   and extraordinary item                          (148)              (410)                (724)            (994)
Income tax benefit (provision)                       (5)                 -                  155              156
                                               --------            -------             --------          -------
Loss before extraordinary item                     (153)              (410)                (569)            (838)
Extraordinary loss, net                            (476)                 -                 (476)               -
                                               --------            -------             --------          -------
  Net loss                                         (629)              (410)              (1,045)            (838)
Preferred stock dividend
 requirement of subsidiary                          (46)               (63)                (109)             (63)
  Net loss applicable to common stockholders     $ (675)            $ (473)             $(1,154)         $  (901)
                                               --------            -------             --------          -------
                                               --------            -------             --------          -------
Net loss per share:
 Loss  before extraordinary item                 $ (.03)            $ (.14)             $  (.12)          $ (.30)
 Extraordinary loss                                (.08)                 -                 (.08)               -
                                               --------            -------             --------          -------
 Net loss applicable to common stockholders      $ (.11)            $ (.14)             $  (.20)          $ (.30)
                                               --------            -------             --------          -------
                                               --------            -------             --------          -------
Weighted average common stock
 and common stock equivalent
 shares outstanding                               5,864              3,020                5,864            2,795
                                               --------            -------             --------          -------
                                               --------            -------             --------          -------


See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Amounts in thousands)
                                (Unaudited)

                                                                  Six months ended
                                                                       June 30,
                                                              ---------------------------
                                                                 1996              1995
                                                              ---------         ---------
Operating activities:
  Net loss                                                    $ (1,154)          $  (901)
  Extraordinary loss, net                                          476                 -
  Depreciation and amortization                                  5,663             2,066
  Provision for environmental and landfill costs                   264               157
  Net changes in working capital                                (2,283)             (367)
                                                              ---------         ---------
    Net cash provided by operating activities                    2,966               955
                                                              ---------         ---------
Investing activities:
 Capital expenditures                                           (6,610)           (2,112)
 Cost of acquisitions                                           (3,096)           (8,332)
                                                              ---------         ---------
    Net cash used in investing activities                       (9,706)          (10,444)
                                                              ---------         ---------
Financing activities:
 Proceeds of indebtedness, net of issuance cost                 70,164            10,104
 Repayments of indebtedness                                    (52,866)           (2,348)
 Repayment of note payable to stockholder                      (12,500)                -
 Net proceeds from issuance of common stock of subsidiary            -             9,007
 Net proceeds from issuance of preferred stock of subsidiary         -             1,908
 Preferred stock redemption                                     (1,950)                -
 Other                                                            (637)             (142)
                                                              ---------         ---------
    Net cash provided by financing activities                    2,211            18,529
                                                              ---------         ---------
(Decrease) increase in cash and cash equivalents                (4,529)            9,040

Cash and cash equivalents at beginning of period                 6,539               739
                                                              ---------         ---------
Cash and cash equivalents at end of period                    $  2,010           $ 9,779
                                                              ---------         ---------
                                                              ---------         ---------

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996 and 1995
                                   (Unaudited)

1.   FORMATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six -month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal
year ending December 31, 1996.   These financial statements should be read in
conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form S-1.

     Effective January 1, 1996, the stockholders of ADS, Inc. and County Disposal, Inc. (CDI) exchanged their shares for shares of a newly created holding company by the name of American Disposal Services, Inc. (the Company). This share exchange (the Exchange) qualifies as a transfer of companies under common control and, accordingly, the transaction has been accounted for at historical cost in a manner similar to pooling of interest accounting. The financial statements have been prepared as if the Exchange occurred on December 31, 1994.

2.   RELATED PARTY INTEREST EXPENSE

                                        Three months ended    Six months ended
                                              June 30,             June 30,
                                        ------------------   -----------------
                                        1996        1995      1996       1995
                                       -------     ------    ------     ------
                                                     (In thousands)
Charterhouse Equity Partners II, L.P.   $ 262       $  -     $ 621       $  -
                                       -------     ------    ------     ------
                                       -------     ------    ------     ------

3.   ENVIRONMENTAL MATTERS

     See note 8 of Notes to the Consolidated Financial Statements included in the Company's Registration Statement on Form S-1 for a description of environmental matters.

4.   CDI ACQUISITION

     As described in Note 3 of the Notes to the Consolidated Financial Statements included in the Company's Registration Statement on Form S-1 the pro forma results of operations for the three and six months ended June 30, 1995 assuming the CDI Acquisition had occurred on January 1, 1995, were as follows (in thousands, except per share data):
                                                       Three            Six
                                                       Months          Months
                                                       Ended           Ended
                                                       June 30,       June 30,
                                                        1995           1995
                                                       ------         ------
Revenue                                               $ 11,188       $ 21,194
Operating income                                           189            301
Net loss applicable to common shareholders              (1,090)        (2,138)
Pro forma loss per share of common stock                  (.19)          (.36)
Weighted average common stock and common stock
  equivalent shares outstanding                          5,864          5,864
                                                      --------       --------
                                                      --------       --------

5.   REFINANCING OF CREDIT FACILITY
     In May 1996, the Company negotiated a new credit agreement with Internationale Nederlanden (U.S.) Capital Corporation (ING), as administrative agent, and Morgan Guaranty Trust Company of New York, as document agent, that provides for borrowings of up to $87 million to finance acquisitions and provide working capital, which was used to repay the existing credit agreements with Bank of America and ING, as well as the note payable to stockholder and redeemable preferred stock of subsidiary. The facility consists of a $38 million term loan A, $25 million term loan B, $7 million revolving loan, and $17 million acquisition facility. The rate of interest is equal to either a base rate plus an applicable margin or the London Interbank Offered Rate (LIBOR) plus an applicable margin. The base rate is the higher of the Federal Funds Rate plus 0.5% or the prime rate. Term loan A bears an interest rate of the base rate plus 1.25% or LIBOR plus 2.75% and is due in quarterly installments beginning in December 1996 through June 2001. Term loan B bears an interest rate of the base rate plus 1.75% or LIBOR plus 3.25% and is due in quarterly installments beginning in December 1996 through June 2003. The revolving loan bears an interest rate of the base rate plus 1.00% or LIBOR plus 2.50% and matures on June 30, 2001. The acquisition facility bears an interest rate of the base rate plus 1.50% or LIBOR plus 3.00% and is due in quarterly installments beginning in September 1988 through March 2000. The revolving loan and acquisition facility provide for commitment fees of 1/2% per annum on the unused portions. The facility is secured by substantially all of the assets of the Company. Under terms of the credit agreement, the Company is subject to various debt covenants, including maintenance of certain financial ratios and other restrictions. The Credit Facility requires the Company to use 50% of the proceeds of any equity offering to repay a portion of the term loans. In connection with this refinancing, the Company recognized an extraordinary loss, net of federal tax benefit, of $476,000, representing unamortized deferred debt issuance costs.

6.   SUBSEQUENT EVENT      Effective July 25, 1996, the Company completed an
initial public offering of 2,750,000 shares of common stock at a price of $9 per share. In addition, the underwriters exercised their over-allotment option in full resulting in the issuance of an additional 412,500 shares of common stock. This resulted in net proceeds to the Company of approximately $25.4 million.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION

     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 23 acquisitions since January 1993. In 1995, the company acquired three landfills in Illinois, Ohio and Pennsylvania and a hauling company in Pennsylvania (the "CDI Acquisition"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

FORWARD LOOKING STATEMENTS

Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation information appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

GENERAL

     The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from one to five years and commonly have automatic renewal options. A relatively small portion of such agreements also provide for the prepayment of certain fees, which are reflected as deferred revenues. The table below shows for the periods indicated, the percentage of the Company's total revenues attributable to services provided:

                         THREE MONTHS ENDED                SIX MONTHS ENDED
                              JUNE 30,                         JUNE 30,
                       --------------------              --------------------
                         1996         1995                 1996         1995
                       -------      -------              -------      -------
     Collection (1)     40.3%         56.2%               40.0%        60.4%
     Transfer            2.6%          9.7%                2.2%         9.4%
     Landfill (1)       57.1%         33.1%               57.8%        29.4%
     Other                -            1.0%                 -            .8%
                       -------      -------              -------      -------
       Total Revenues  100.0%        100.0%             100.00%       100.0%
                       -------      -------              -------      -------
                       -------      -------              -------      -------

  (1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For both the three and six months ended June 30, 1996, 99% of the total tonnage
                                         7
collected by the Company was disposed of at Company-owned landfills. This represents approximately 32% and 31% of the total tonnage disposed of at Company-owned landfills in the three and six months ended June 30, 1996, respectively.

     The Company has estimated that, as of December 31, 1995, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will approximate $11.3 million. In addition, the Company has estimated that, as of December 31, 1995, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $28.4 million. At December, 1995 and June 30, 1996, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $6.2 million and $7.1 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 4 to 46 years, and an estimated average remaining life of greater that 20 years.

RESULTS OF OPERATIONS
     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated.

                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                   JUNE 30                      JUNE 30
                             --------------------        -------------------
                             1996           1995          1996        1995
                            -------       -------        -------    --------
Revenues..................  100.0%         100.0%        100.0%      100.0%
Cost of operations........   52.4%          59.9%         52.3%       60.2%
Selling, general and
 administrative expenses..   15.7%          19.4%         16.1%       20.4%
Depreciation and
 amortization expenses....   22.0%          18.3%         22.5%       18.9%
                            -------       -------        -------    --------
Operating income (loss)...    9.9%           2.4%          9.1%        0.5%
Interest expense, net.....   11.1%           9.4%         12.0%        9.6%
Income tax (benefit)......    --             --          ( 0.6)%      (1.4)%
Extraordinary loss, net
 of income tax............    3.5%           --            1.9%        --
                            -------       -------        -------    --------

     Net loss.............   (4.7)%         (7.0)%        (4.2)%      (7.7)%
                            -------       -------        -------    --------
                            -------       -------        -------    --------

EBITDA margin.............   31.8%          20.7%         31.6%       19.5%
                            -------       -------        -------    --------
                            -------       -------        -------    --------

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUES.     Revenues for the three months ended June 30, 1996 were
$13.5 million compared to $5.9 million for the three months ended June 30, 1995. The increase in revenues is due primarily to the effects of the CDI Acquisition. Revenues of $8.5 million for the 1996 period were generated from the companies acquired, while revenues attributable to existing operations decreased by $300,000, which was due primarily to the lapse of an exclusive contract with a transfer station in Oklahoma.

     COST OF OPERATIONS.    Cost of operations for the three months ended June
30, 1996 was $7.1 million compared to $3.5 million for the three months ended June 30, 1995. This increase was attributable primarily to the associated increase in revenues described above. As a percentage of revenues, cost of operations decreased to 52.4% in the 1996 period from 59.9% in the 1995 period. The resulting increase in margins was due primarily to the Company's higher proportion of landfill operations (which generally have higher margins than hauling operations), with landfill revenues increasing from $2.0 million to $7.7 million and from 33.1% to 57.1 % as a percentage of revenues. Margins also increased because of increased operating efficiencies resulting from the consolidation of hauling operations and the opening of new transfer stations in the Company's Missouri region.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $2.1 million for three months ended June 30, 1996 compared to $1.1 million for the three months ended June 30, 1995. The aggregate increase in SG&A expenses resulted from expenses associated with the CDI Acquisition, and an increase in personnel and other expenses related to the anticipated growth of the Company. As a percentage of revenues, SG&A expenses decreased to 15.7% in the 1996 period from 19.4% in the 1995 period. The decrease in SG&A expenses as a percentage of revenues is due partially to a significant increase in revenue producing assets while corporate level personnel and other related expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE.    Depreciation and amortization
expense for the three months ended June 30, 1996 was $3.0 million compared to $1.1 million for the three months ended June 30, 1995. The increase in depreciation and amortization expense is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and, to a lesser extent, the capital expenditures associated with such acquisition. As a percentage of revenues, depreciation and amortization expense was 22.0% and 18.3% for the three months ended June 30, 1996 and June 30 1995, respectively. The increase in the June 1996 period compared to the June 1995 period is due to the high concentration of the Company's assets in landfills following the CDI Acquisition. Net fixed assets increased to $83.2 million at June 30, 1996 from $81.3 million at December 31, 1995 and goodwill, net of accumulated amortization expense, increased to $19.2 million at June 30, 1996 from $15.7 million at December 31, 1995.

     NET INTEREST EXPENSE.    Net interest expense was $1.5 million for the
three months ended June 30, 1996 compared to $552,000 for the three months ended June 30, 1995. The increase is attributable to additional debt incurred to complete the CDI Acquisition.

     INCOME TAXES.    The Company recorded an income tax expense of $5,000
for the three months ended June 30, 1996 compared to a $155,000 income tax benefit for the three months ended June 30, 1995.

     EXTRAORDINARY LOSS.    In connection with the refinancing of its credit
facility, the Company recognized an extraordinary loss, net of federal tax benefit, of $476,000, during the three months ended June 30, 1996 representing unamortized debt issuance cost.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

     REVENUES.    Revenues for the six months ended June 30, 1996 were $25.2
million compared to $10.9 million for the six months ended June 30, 1995.   The
increase in revenues is due primarily to the effects of the CDI Acquisition. Revenues of $15.7 million for the 1996 period were generated from the companies acquired, while revenues attributable to existing operations decreased by $900,000, which was due primarily to the lapse of an exclusive contract with a transfer station in Oklahoma.

     COST OF OPERATIONS.    Cost of operations for the six months ended June
30, 1996 was $13.2 million compared to $6.6 million for the six months ended June 30, 1995. This increase was attributable primarily to the associated increase in the revenues described above. As a percentage of revenues, cost of operations decreased to 52.3% in the 1996 period from 60.2% in the 1995 period. The resulting increase in margins was due primarily to the Company's higher proportion of landfill operations (which generally have higher margins than disposal operations), with landfill revenues increasing from $3.3 million to $14.5 million and from 29.4% to 57.8% as a percentage of revenues. Margins also increased because of increased operating efficiencies resulting from the consolidation of hauling operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

SG&A expenses increased to $4.0 million for the six months ended June 30, 1996 compared to $2.2 million for the six months ended June 30, 1995. The aggregate increase in SG&A expenses resulted from expenses associated with the CDI Acquisition, and an increase in personnel and other expenses related to the anticipated growth of the Company. As a percentage of revenues, SG&A expenses decreased to 16.1% in the 1996 period from 20.4% in the 1995 period. The decrease in SG&A expense as a percentage of revenues is due partially to a significant increase in revenue producing assets while corporate level personnel and other related expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE.    Depreciation and amortization
expense for the six months ended June 30, 1996 was $5.7 million compared to $2.1 million for the six months ended June 30, 1995. The increase in depreciation and amortization expense is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and, to a lesser extent, the capital expenditures associated with such acquisition. As a percentage of revenues, depreciation and amortization expense was 22.5% and 18.9% for the six months ended June 30, 1996 and June 30, 1995, respectively. The relatively high percentages are primarily due to the configuration of the Wheatland landfill during the six months ended June 30, 1995 and to the high concentration of the Company's assets in landfills following the CDI Acquisition during the six months ended June 30, 1996.

     NET INTEREST EXPENSE.    Net interest expense was $3.0 million for the six
months ended June 30, 1996 compared to $1.1 million for the six months ended June 30, 1995. This increase is attributable to additional debt incurred to complete the CDI Acquisition.

     INCOME TAXES.    The Company recorded an income tax benefit of $156,000 for both the six months ended June 30, 1996 and 1995.

     EXTRAORDINARY LOSS.    In connection with the refinancing of its credit
facility, the Company recognized an extraordinary loss, net of federal tax benefit, of $476,000, during the period ended June 30, 1996 representing unamortized debt issuance cost.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the capital intensive nature of the solid waste industry, the Company has used, and expects to continue using, substantially all cash generated from operations to fund acquisitions, capital expenditures and landfill development. Certain operating equipment has also been acquired using leases which have short and medium-term maturities. As a result, the Company has incurred working capital deficits in the past. Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through equity infusions from its principal stockholders and bank financing. There can be no assurances that such financing will continue to be available.

     Operating activities provided net cash of $3.0 million in the six months ended June 30, 1996 compared to $955,000 in the six month period ended June 30, 1995 reflecting the increased operating profitability of the Company.

     Investing activities used net cash of $9.7 million and $10.4 million in the six months ended June 30, 1996 and 1995, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition based growth strategy. During the six months ended June 30, 1996, the Company spent $6.6 million in capital expenditures, of which $3.3 million was for cell development. In connection with the acquisition of six hauling companies during the six months ended June 30, 1996 the Company required $3.1 million in bank debt. In 1996, the Company expects to spend approximately $13.2 million for capital expenditures of which $8.1 million is anticipated to be used for cell development. The increase in cell development costs in 1996 over 1995 will be due to the Company's ownership of the acquired companies' landfills for the entire year and the fact that increased volumes at the landfills will cause cell development to occur prior to the winter season when construction activities cease.

     Financing activities provided net cash of $2.2 million and $18.5 million in the 1996 and 1995 periods, respectively.

     In May 1996, the Company entered into the $87 million Credit Facility with Internationale Nederlanden (U.S.) Capital Corporation ("ING") as administrative agent, and Morgan Guaranty Trust Company of New York ("Morgan"), as documentation agent, which repaid all of the Company's then existing bank debt and a portion of a note payable to a stockholder, and redeemed the preferred stock of a subsidiary.

     In July 1996, the Company received a commitment letter from ING and Morgan to increase the Credit Facility from $87 million to $110 million. The increased facility will provide a $25 million term loan, a $10 million working capital facility and a $75 million expansion facility for acquisitions. At August 1996 the Company had borrowed $61,431,000 under the $87 million Credit Facility.

     The Company intends to satisfy its interest obligations as well as future capital expenditures and working capital requirements, with cash flows from operations and borrowings under the Credit Facility. However, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through bank financings or public or private offerings of its securities. There can be no assurances that such funds will be available on commercially reasonable terms or at all.

     Effective July 25, 1996, the Company completed an initial public offering of 2,750,000 shares of common stock at a price of $9 per share. In addition, the underwriters exercised their over-allotment option in full resulting in the issuance of an additional 412,500 shares of common stock. This resulted in a net proceeds to the Company of approximately $25.4 million.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

     To date, inflation has not had a significant impact on the Company's operations. Consistent with industry practice, most of the Company's contracts provide for a pass through of certain costs, including increases in landfill tipping fees and, in some cases, fuel costs. The Company therefore believes it should be able to implement price increases sufficient to offset most cost increases resulting from inflation. However, competitive factors may require the Company to absorb at least a portion of these cost increases, particularly during periods of high inflation. The Company is unable to determine the future impact of a sustained economic slowdown.

SEASONALITY

     The Company's revenues tend to be somewhat lower in the winter months. This is primarily attributable to the fact that: (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months; and (ii) the volume of industrial and residential waste in the regions where the Company operates tends to decrease during the winter months. In addition, particularly harsh weather conditions may delay the development of landfill capacity and otherwise result in the temporary suspension of certain of the Company's operations and could materially adversely affect the Company's overall business, financial condition and results of operations.

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     Not applicable

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN DISPOSAL SERVICES, INC.

Date:  August 13, 1996        /s/ Scott H. Flamm
                              ---------------------------------------
                              Scott H. Flamm
                              Senior Vice President and Chief Financial Officer