Form 10-Q
period 1996-09-30
AMERICAN DISPOSAL SERVICES INC
filed 1996-12-09
CIK 881655

===============================================================================

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q

                                ----------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                    For the Period Ended September 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                ----------------

                         Commission file number 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.

                               Delaware 13-3858494

                           745 McClintock - Suite 305
                           Burr Ridge, Illinois 60521

                                 (630) 655-1105

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 8,872,159 shares as of October 31, 1996

===============================================================================

                        AMERICAN DISPOSAL SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets - September 30, 1996 and
     December 31, 1995

  Condensed Consolidated Statements of Operations - Three months ended
     September 30, 1996 and 1995; Nine months ended September 30, 1996 and 1995

  Condensed Consolidated  Statements of Cash Flows - Nine months ended
     September 30, 1996 and 1995

  Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I. Financial Information

                        AMERICAN DISPOSAL SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                             (Dollars in Thousands)
                                   (Unaudited)


                                                              September 30,       December 31,
                                                                  1996                1995
                                                             ---------------     ---------------
                                     ASSETS

Current assets:
  Cash and cash equivalents (includes restricted cash of
    $2,738 and $156)                                         $         5,046     $         6,539
  Trade receivables, net                                               8,575               6,331
  Other current assets                                                 1,226                 998
                                                             ---------------     ---------------
Total current assets                                                  14,847              13,868
Property, plant, and equipment, net                                   89,189              81,250
Other assets:
  Cost over fair value of assets acquired, net                        27,564              15,739
  Other intangible and deferred assets, net                            3,931               1,896
  Other assets                                                         1,760               1,940
                                                             ---------------     ---------------
                                                             $       137,291     $       114,693
                                                             ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Note payable due to stockholder                            $             -     $        12,500
  Accounts payable                                                     3,227               3,185
  Accrued liabilities and deferred revenues                            6,508               3,562
  Current portion of long-term debt and capital lease
    obligations                                                        3,108               3,440
                                                             ---------------     ---------------
Total current liabilities                                             12,843              22,687

Long-term debt and capital lease obligations, net of current
  portion                                                             58,207              48,789
Accrued environmental and landfill costs                               7,214               6,214
Deferred income taxes                                                  1,240               1,240

Redeemable preferred stock of subsidiary                                   -               1,908

Total stockholders' equity (8,825,365 and 5,662,865
  shares of common stock issued and outstanding)                      57,787              33,855
                                                             ---------------     ---------------
                                                             $       137,291     $       114,693
                                                             ===============     ===============

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                September 30,
                                                  1996          1995          1996          1995
                                               ----------    ----------    ----------    ----------
Revenues                                       $   15,122    $    8,929    $   40,299    $   19,864
Cost of operations                                  8,100         4,827        21,270        11,406
Selling, general and administrative expenses        2,037         1,603         6,085         3,830
Depreciation and amortization                       3,321         1,597         8,984         3,663
                                               ----------    ----------    ----------    ----------
  Operating income                                  1,664           902         3,960           965
Interest expense, net                               1,374           658         4,431         1,715
Other income                                           30             -            67             -
                                               ----------    ----------    ----------    ----------
  Income (loss) before income taxes
    and extraordinary item                            320           244          (404)         (750)
Income tax benefit (expense)                          (93)         (265)           62          (109)
                                               ----------    ----------    ----------    ----------
  Income (loss) before extraordinary item             227           (21)         (342)         (859)
Extraordinary loss, net of income tax benefit           -             -          (476)            -
                                               ----------    ----------    ----------    ----------
  Net income (loss)                                   227           (21)         (818)         (859)
Preferred stock dividend requirement of
  subsidiary                                            -           (63)         (109)         (126)
                                               ----------    ----------    ----------    ----------
  Net income (loss) applicable to common
     stockholders                              $      227    $      (84)   $     (927)   $     (985)
                                               ==========    ==========    ==========    ==========


Net income (loss) per share:
  Income (loss) before extraordinary item      $      .03    $     (.02)   $     (.07)   $     (.32)
  Extraordinary loss, net of income tax
    benefit                                             -             -          (.07)            -
                                               ----------    ----------    ----------    ----------
  Net income (loss) applicable to common
    stockholders                               $      .03    $     (.02)   $     (.14)   $     (.32)
                                               ==========    ==========    ==========    ==========
Weighted average common stock
  and common stock equivalent
  shares outstanding                                8,457         3,656         6,775         3,042
                                               ==========    ==========    ==========    ==========


See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Nine months ended
                                                                                 September 30,
                                                                            1996              1995
                                                                         ----------        ----------
Operating activities:
Net loss                                                                 $     (818)       $     (859)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
  Extraordinary loss, net of income tax benefit                                 476                 -
  Depreciation and amortization                                               8,984             3,663
  Provision for environmental and landfill costs                                429               161
  Net changes in working capital                                               (154)               66
                                                                         ----------        ----------
Net cash provided by operating activities                                     8,917             3,031
                                                                         ----------        ----------

Investing activities:
  Capital expenditures                                                      (11,961)           (5,049)
  Cost of acquisitions                                                      (17,879)          (22,272)
                                                                         ----------        ----------
Net cash used in investing activities                                       (29,840)          (27,321)
                                                                         ----------        ----------

Financing activities:
  Net proceeds from issuance of common stock                                 24,901                 -
  Proceeds of indebtedness, net of issuance cost                             72,574            13,744
  Repayments of indebtedness                                                (63,099)           (9,350)
  Repayment of note payable to stockholder                                  (12,500)                -
  Net proceeds from issuance of common stock of subsidiary                        -            19,500
  Net proceeds from issuance of preferred stock of subsidiary                     -             1,908
  Preferred stock redemption                                                 (1,950)                -
  Preferred stock dividends                                                    (109)             (126)
  Payments under capital lease obligations                                     (387)              (47)
                                                                         ----------        ----------
Net cash provided by financing activities                                    19,430            25,629
                                                                         ----------        ----------
(Decrease) increase in cash and cash equivalents                             (1,493)            1,339
Cash and cash equivalents (including restricted cash)
  at beginning of period                                                      6,539               739
                                                                         ----------        ----------
Cash and cash equivalents (including restricted cash)
  at end of period                                                       $    5,046        $    2,078
                                                                         ==========        ==========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1996 and 1995
                                   (Unaudited)


1.  Formation and Basis of Presentation

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1995 included in the Company's Registration Statement on Form S-1.

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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


2.  Related Party Interest Expense

                                               Three months ended       Nine months ended
                                                  September 30,           September 30,
                                                1996         1995        1996         1995

                                                       (Dollars in Thousands)

    Charterhouse Equity Partners II, L.P.    $   -        $   -       $     621     $   -
                                             =========    =========   =========     =========

3.  Environmental Matters

    See Note 8 of Notes to the Consolidated Financial Statements included in the Company's Registration Statement on Form S-1 for a description of environmental matters.


4.  CDI Acquisition

    As described in Note 3 of the Notes to the Consolidated Financial Statements included in the Company's Registration Statement on Form S-1 the pro forma results of operations for the three and nine months ended September 30, 1995 assuming the CDI Acquisition had occurred on January 1, 1995, were as follows (dollars in thousands, except per share data):

                        AMERICAN DISPOSAL SERVICES, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                           September 30, 1996 and 1995
                                   (Unaudited)


4.  CDI Acquisition (Continued)

                                            Three Months Ended                     Nine Months Ended
                                               September 30,                         September 30,
                                            1996           1995                   1996           1995
                                         ----------     ----------             ----------     ----------
Revenue                                      15,122         11,814                 40,299         33,008
Operating income (loss)                       1,664            (92)                 3,960            697
Net income (loss) applicable to common
  shareholders                                  227         (1,638)                  (927)        (2,934)
Pro forma income (loss) per share of
  common stock                                  .03           (.19)                  (.14)          (.43)
Weighted average common stock and
  common stock equivalent shares
  outstanding                                 8,457          8,457                  6,775          6,775

5.  Refinancing of Credit Facility

    In May 1996, the Company negotiated a new credit agreement with Internationale Nederlanden (U.S.) Capital Corporation (ING), as administrative agent, and Morgan Guaranty Trust Company of New York, as document agent, that provides for borrowings of up to $87 million to finance acquisitions and provide working capital, which was used to repay the existing credit agreements with Bank of America and ING, as well as the note payable to stockholder and redeemable preferred stock of subsidiary. In August 1996, this credit agreement was renegotiated to provide for borrowings of up to $110 million. The Credit Facility consists of a $25 million term loan, $10 million revolving loan, and $75 million acquisition facility. The rate of interest is equal to either a base rate plus an applicable margin or the London Interbank Offered Rate ("LIBOR") plus an applicable margin. The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate, plus an applicable margin ranging from 0% to 1.5%; or
(ii) the LIBOR, plus an applicable margin ranging from 1.25% to 3.00%, and have maturities ranging from 2001 to 2003. The facility is secured by substantially all of the assets of the Company. Under terms of the credit agreement, the Company is subject to various debt covenants, including maintenance of certain financial ratios and other restrictions. The Credit Facility requires the Company to use 50% of the proceeds of any equity offering to repay a portion of the term loans. In connection with the May refinancing, the Company recognized an extraordinary loss, net of income tax benefit, of $476,000, representing unamortized deferred debt issuance costs.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION

    The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 26 acquisitions from January 1993 through September 1996, including 9 hauling companies acquired in the nine months ended September 30, 1996 (the "1996 Acquisitions"). In 1995, the Company acquired three landfills in Illinois, Ohio and Pennsylvania and a hauling company in Pennsylvania (the "CDI Acquisition"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

FORWARD LOOKING STATEMENTS

    Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation information appearing under Part I, Item 2, "Managements' Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of
1934). Factors set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-1 could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this quarterly Report on Form 10-Q.

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

                         Three Months Ended            Nine Months Ended
                            September 30,                September 30,
                         1996          1995            1996         1995
                        ------        ------          ------       ------

  Collection (1)          46.0%         49.7%           42.1%        55.1%
  Transfer                 1.9           3.9             2.1          6.9
  Landfill (1)            51.7          45.4            55.5         37.1
  Other                    0.4           1.0             0.3          0.9
                        ------        ------          ------       ------
    Total Revenues       100.0%        100.0%          100.0%       100.0%
                        ======        ======          ======       ======

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

    A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended September 30, 1996, 94% of the total tonnage collected by the Company was disposed of at Company-owned landfills. For the nine months ended September 30, 1996, 93% of the total tonnage collected by the Company was disposed of at Company-owned landfills. This represents approximately 34% and 31% of the total tonnage disposed of at Company-owned landfills in the three and nine months ended September 30, 1996, respectively.

    The Company has estimated that, as of December 31, 1995, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will approximate $11.3 million. In addition, the Company has estimated that, as of December 31, 1995, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $28.4 million. At December 31, 1995 and September 30, 1996, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $6.2 million and $7.2 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from 4 to 46 years, and an estimated average remaining life of greater than 20 years.

RESULTS OF OPERATIONS

    The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                   Three Months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                   1996          1995               1996          1995
                                                ----------    ----------         ----------    ----------
  Revenues.....................................      100.0 %       100.0 %            100.0 %       100.0 %
  Cost of operations...........................       53.5          54.1               52.8          57.4
  Selling, general and administrative expenses.       13.5          17.9               15.1          19.3
  Depreciation and amortization expenses.......       22.0          17.9               22.3          18.4
                                                ----------    ----------         ----------    ----------
  Operating income.............................       11.0          10.1                9.8           4.9
  Interest expense, net........................        9.1           7.3               11.0           8.6
  Other income.................................        0.2             -                0.2             -
  Income tax provision (benefit)...............        0.6           3.0               (0.2)          0.6
  Extraordinary loss, net of income tax benefit          -             -                1.2             -
                                                ----------    ----------         ----------    ----------
    Net income (loss)..........................        1.5 %        (0.2)%             (2.0)%        (4.3)%
                                                ==========    ==========         ==========    ==========

  EBITDA margin (1)                                   33.0 %        28.0 %             32.1 %        23.3 %
                                                ==========    ==========         ==========    ==========

(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.


THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES.    Revenues for the three months ended September 30, 1996 were
$15.1 million compared to $8.9 million for the three months ended

September 30, 1995. The increase in revenue is due primarily to the effects of the CDI Acquisition and the 1996 Acquisitions.

    COST OF OPERATIONS. Cost of operations for the three months ended September 30, 1996 was $8.1 million compared to $4.8 million for the three months ended September 30, 1995. This increase was attributable primarily to the associated increase in revenues described above. As a percentage of revenues, cost of operations was 53.5% in the 1996 period compared to 54.1% in the 1995 period. The resulting increase in margins was due primarily to the Company's higher proportion of landfill operations (which generally have higher margins than hauling operations), with landfill revenues increasing from $4.0 million to $7.8 million and from 45.4% to 51.7% as a percentage of revenues. Margins also increased because of increased operating efficiencies resulting from the consolidation of hauling operations and the opening of new transfer stations in the Company's Missouri region.

    SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  SG&A expenses increased to
$2.0 million for the three months ended September 30, 1996 compared to $1.6 million for the three months ended September 30, 1995. The aggregate increase in SG&A expenses resulted from expenses associated with the CDI Acquisition and the 1996 Acquisitions. As a percentage of revenues, SG&A expenses decreased 13.5% in the 1996 period from 17.9% in the 1995 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended September 30, 1996 was $3.3 million compared to $1.6 million for the three months ended September 30, 1995. The increase in depreciation and amortization expense is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and, to a lesser extent, the capital expenditures associated with such acquisition. As a percentage of revenues, depreciation and amortization expense was 22.0% and 17.9% for the three months ended September 30, 1996 and September 30, 1995, respectively. The increase in the September 1996 period compared to the September 1995 period is due to a higher concentration of the Company's assets in landfills following the CDI Acquisition.

    NET INTEREST EXPENSE. Net interest expense was $1.4 million for the three months ended September 30, 1996 compared to $658,000 for the three months ended September 30, 1995. This increase is attributable to additional debt incurred to complete the CDI Acquisition and the 1996 Acquisitions.

    INCOME TAXES. The Company recorded an income tax provision of $93,000 for the three months ended September 30, 1996 compared to a $265,000 income tax provision for the three months ended September 30, 1995.


NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    REVENUES. Revenues for the nine months ended September 30, 1996 were $40.3 million compared to $19.9 million for the nine months ended September 30, 1995. This increase in revenues is due, primarily, to having the effect of the CDI Acquisition in the full nine months ended September 30, 1996 versus a limited impact in the period ended September 30, 1995. Additionally, the Company completed nine acquisitions during the period ended September 30, 1996, which added $2.1 million in revenue for this period.

    COST OF OPERATIONS. Cost of operations for the nine months ended September 30, 1996 was $21.3 million compared to $11.4 million for the nine months ended September 30, 1995. This increase was attributable primarily to the increase in revenues described above. As a percentage of revenues, cost of operations decreased to 52.8% in the 1996 period from 57.4% in the 1995 period. The resulting increase in margins was due primarily to the Company's higher proportion of landfill operations (which generally have higher margins than hauling operations), with landfill revenues increasing from $7.4 million to

$22.4 million and from 37.1% to 55.5% as a percentage of revenues. Margins also increased because of increased operating efficiencies resulting from the consolidation of hauling operations and the opening of new transfer stations in the Company's Missouri region.

    SELLING,  GENERAL AND  ADMINISTRATIVE  EXPENSES.  SG&A expenses increased to
$6.1 million for the nine months ended September 30, 1996 compared to $3.8 million for the nine months ended September 30, 1995. The aggregate increase in SG&A expenses resulted from expenses associated with the CDI Acquisition and the effect of the 1996 Acquisitions. As a percentage of revenues, SG&A expenses decreased to 15.1% in the 1996 period from 19.3% in the 1995 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets while corporate level personnel and other related expenses increased moderately. SG&A expenses in future periods should be positively affected by savings of approximately $300,000 per annum due to the termination of the Company's management agreement with an affiliate of its principal stockholder upon the closing of the Company's initial public offering.

    DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 1996 was $9.0 million compared to $3.7 million for the nine months ended September 30, 1995. The increase in depreciation and amortization expense is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and, to a lesser extent, the capital expenditures associated with such acquisition. As a percentage of revenues, depreciation and amortization expense was 22.3% and 18.4% for the nine months ended September 30, 1996 and September 30, 1995, respectively. The relatively high percentages are primarily due to the configuration of the Wheatland Landfill during the nine months ended September 30, 1995 and the higher concentration of the Company's assets in landfills following the CDI Acquisition during the nine months ended September 30, 1996.

    NET INTEREST EXPENSE. Net interest expense was $4.4 million for the nine months ended September 30, 1996 compared to $1.7 million for the nine months ended September 30, 1995. This increase is attributable to additional debt incurred to complete the CDI Acquisition and the 1996 Acquisitions.

    INCOME TAXES. The Company recorded an income tax benefit of $62,000 for the nine months ended September 30, 1996 and an income tax provision of $109,000 for the nine months ended September 30, 1995 primarily due to the effects of differences in the treatment of goodwill for book and tax purposes.

    EXTRAORDINARY  LOSS.  In  connection  with  the  refinancing  of its  Credit
Facility in May 1996, the Company recognized an extraordinary loss, net of federal tax benefit, of $476,000, representing the write-off of unamortized debt issuance cost.

LIQUIDITY AND CAPITAL RESOURCES

    Due to the capital intensive nature of the solid waste industry, the Company has used, and expects to continue using, substantially all cash generated from operations to fund acquisitions, capital expenditures and landfill development. Certain operating equipment has also been acquired using leases which have short and medium-term maturities. As a result, the Company has incurred working capital deficits in the past. Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through equity and bank financing. There can be no assurances that such financing will continue to be available.

    Operating activities provided net cash of $8.9 million in the nine months ended September 30, 1996 compared to $3.0 million in the nine months ended September 30, 1995 reflecting the increased operating contribution of the Company.

    Investing activities used net cash of $29.8 million and $27.3 million in the nine months ended September 30, 1996 and 1995, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition based growth strategy. During the nine months ended September 30, 1996, the Company spent $12.0 million in capital expenditures, of which $5.8 million was for cell development. In connection with the acquisition of nine hauling companies during the nine months ended September 30, 1996 the Company required $19.9 million in debt and equity financing. In 1996, the Company expects to spend approximately $13.2 million for capital expenditures of which $8.1 million is anticipated to be used for cell development. The increase in cell development costs in 1996 over 1995 will be due to the Company's ownership of the acquired companies' landfills for the entire year and the fact that increased volumes at the landfills will cause cell development to occur prior to the winter season when construction activities cease.

    Financing activities provided net cash of $19.4 million and $25.6 million in the nine months ended September 30, 1996 and 1995, respectively.

    In May 1996, the Company entered into the $87 million Credit Facility with Internationale Nederlanden (U.S.) Capital Corporation ("ING") as administrative agent, and Morgan Guaranty Trusts Company of New York ("Morgan"), as documentation agent, which repaid all of the Company's then existing bank debt and a portion of a note payable to a stockholder, and redeemed the preferred stock of a subsidiary.

    In August 1996, the Company increased the Credit Facility from $87 million to $110 million. The increased facility will provide a $25 million term loan, a $10 million working capital facility, and a $75 million expansion facility (reduced to $37.5 million commencing August 1, 1997 to the extent the facility is then unused) for acquisitions. At October 31, 1996 the Company had borrowed $59.8 million under the $110 million Credit Facility.

    Effective July 25, 1996, the Company completed a public offering of 2,750,000 shares at a price of $9 per share. In addition, the underwriters exercised their over-allotment option in full resulting in the issuance of an additional 412,500 shares of common stock. This resulted in net proceeds to the Company of approximately $24.9 million.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

    a. The Company filed a Financial Data Schedule (Exhibit-27) for the period ended September 30, 1996 electronically, only.

    b. The Company filed a Form 8-K dated August 26, 1996 (Reporting Items 5 and 7).

                                   Signatures


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                              AMERICAN DISPOSAL SERVICES, INC.

Date: November 14, 1996       /s/ Scott H. Flamm
                              -------------------
                              Scott H. Flamm
                              Senior Vice President and Chief Financial Officer