Form 10-K
period 1996-12-31
AMERICAN DISPOSAL SERVICES INC
filed 1997-03-31
CIK 881655

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                           Commission File No. 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                 13-3858494
-------------------------------           --------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification)
incorporation or organization)

     745 McClintock Drive
           Suite 405
      Burr Ridge, Illinois                              60521
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

                                 (630) 655-1105
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.|_|

Aggregate market value of voting stock held by non-affiliates of registrant as of March 26, 1997: $76,341,000

Number of shares of Common Stock outstanding as of March 26, 1997: 8,872,501

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

                       AMERICAN DISPOSAL SERVICES, INC.
                          ANNUAL REPORT ON FORM 10-K
            ------------------------------------------------------


                               TABLE OF CONTENTS

Item No.                                                                  Page

PART I.......................................................................3
      1.    BUSINESS.........................................................3
      2.    PROPERTIES......................................................22
      3.    LEGAL PROCEEDINGS ..............................................22
      4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.........................................................22

PART II.....................................................................23
      5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................23
      6.    SELECTED CONSOLIDATED FINANCIAL DATA............................24
      7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................25
      8.    FINANCIAL STATEMENTS............................................32
      9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................50

PART III....................................................................51

PART IV.....................................................................52
      14.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON
            FORM 8-K........................................................52

SIGNATURES..................................................................53

EXHIBIT INDEX...............................................................54

                                     PART I

ITEM 1. BUSINESS

General

      American Disposal Services, Inc. (the "Company") is a regional, integrated, non-hazardous solid waste services company that provides solid waste collection, transfer and disposal services primarily in the Midwest and in the Northeast. As of March 15, 1997, the Company owns five solid waste landfills and owns, operates or has exclusive contracts to receive waste from 12 transfer stations. The Company's landfills and transfer stations are supported by its collection operations which, as of March 15, 1997, serve over 132,000 residential, commercial and industrial customers.

      The Company began its operations in the Midwest and currently has operations in Arkansas, Illinois, Kansas, Massachusetts, Missouri, Ohio, Oklahoma, Pennsylvania and Rhode Island. The Company's principal growth strategy is to identify and acquire solid waste landfills located in markets that are within approximately 125 miles of significant metropolitan centers and to secure dedicated waste streams for such landfills by acquisition or development of transfer stations and acquisition of collection companies. From January 1993 through March 15, 1997, the Company has acquired 36 solid waste businesses, including four solid waste landfills and 32 solid waste collection companies.

      The Company's operating program generally involves a four-step process:
(i) acquiring solid waste landfills in its target markets; (ii) securing captive waste streams for its landfills through the acquisition or development of transfer stations serving those markets, through acquisitions of collection companies and by entering into long-term contracts directly with customers or collection companies; (iii) making "tuck-in" acquisitions of collection companies to further penetrate its target markets; and (iv) integrating these businesses into the Company's operations to achieve operating efficiencies and economies of scale. As part of its acquisition program, the Company has, and in the future may, as specific opportunities arise, evaluate and pursue acquisitions in the solid waste collection and disposal industry that do not strictly conform to the Company's four-step operating program.

      The implementation of the Company's operating program is substantially complete in its Missouri and Ohio regions. In the Missouri region (which also includes Arkansas, Kansas and Oklahoma), the Company has acquired one landfill and 15 collection companies and has acquired, developed or secured exclusive contracts for five transfer stations. In the Ohio region, the Company has completed the acquisition of one landfill and 11 collection companies and has acquired, developed or secured exclusive contracts with four transfer stations. The Company is in the second phase of its operating program in the Illinois, western Pennsylvania and Rhode Island regions.

      The Company's operating strategy emphasizes the integration of its solid waste collection and disposal operations and the internalization of waste collected. One of the Company's goals is for its captive waste streams (which include the Company's collection operations and third-party haulers operating under long-term collection contracts) to provide in excess of 50% of the volume of solid waste disposed of at each of its landfills. During the year ended December 31, 1996, the Company's captive waste constituted an average of approximately 61% of the solid waste disposed of at its landfills.

      American Disposal Services, Inc. was incorporated in the State of Delaware in November 1995. The Company is the sole stockholder of ADS, Inc. ("ADS") an Oklahoma corporation that was formed in January 1991, and County Disposal, Inc. ("CDI"), a Delaware corporation that was formed in April 1995. The Company acquired all the shares of the common stock of ADS and CDI, effective as of January 1, 1996, in exchange for which the previous stockholders of ADS and CDI received shares of the Company's Common Stock (the "Exchange"). As part of the Exchange, all options and warrants that had previously been granted by ADS and CDI were cancelled in exchange for options and warrants granted by the Company. In addition, effective as of May 31, 1996, the Company completed a 13.5-for-1 stock split of the Company's Common Stock (the "Stock Split"; together with the Exchange, the "Restructuring").

      In January 1993, affiliates of Charterhouse Group International, Inc. ("Charterhouse") acquired a majority interest in ADS, the primary asset of which was the Pittsburgh County landfill near McAlester, Oklahoma. In connection with the Charterhouse investment, ADS recruited the Company's President in January 1993, and assembled the balance of the Company's senior management team from 1993 to the present. As a result of the management team's substantial experience in the solid waste industry and the financial expertise and capital provided by Charterhouse, the Company was able to finance its acquisition-based growth strategy, which from the outset focused primarily on the identification and acquisition of solid waste landfills located in secondary markets. Using this strategy, CDI acquired three landfills in Illinois, Ohio and Pennsylvania in 1995 (the "CDI Acquisition").

      Unless otherwise noted, all descriptions of the Company's business in this Annual Report on Form 10-K are as of March 15, 1997.

Forward Looking Statements

      Certain information contained in this Annual Report on Form 10-K, including, without limitation, information appearing under Item 1, "Business," and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Factors set forth under Item 1, "Business - Risk Factors," together with other factors that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-K.

Industry Background

      In the United States, landfilling is at present the most common means of disposing of non-hazardous municipal solid waste ("MSW"), which consists primarily of refuse and garbage from households and commercial establishments. In addition, landfilling is one of the means of disposing of certain special waste. Special waste, some types of which may require special handling, consists of all waste not regulated as hazardous waste under federal or state laws other than MSW and may include asbestos, petroleum contaminated soil, incinerator ash, foundry sands and sewage and industrial sludges.

      In October 1991, the EPA adopted the Subtitle D Regulations, which generally became effective on October 9, 1993 (except for certain MSW landfills accepting less than 100 tons per day, as to which the effective date was April 9, 1994, and new financial assurance requirements, which are scheduled to become effective April 9, 1997). The Subtitle D Regulations specify design, siting, operating, monitoring, closure and financial requirements for landfill operations and, among other things, require upgraded or new composite landfill liners, leachate collection and treatment, groundwater and methane gas monitoring, stricter siting and locational criteria, closure and extended post-closure requirements and financial assurances (such as a surety bond) that the owner or operator can meet certain of these obligations. Each state is required to revise its applicable solid waste regulations or programs to meet the requirements of the Subtitle D Regulations or such requirements automatically will be imposed by the EPA. Many states have already adopted regulations or programs as stringent as, or more stringent than, the Subtitle D Regulations, including all of those in which the Company's landfills are located.

      The Company believes that in recent years there has been a trend towards consolidation of landfill ownership and that a similar trend is emerging in the solid waste collection industry, which historically has been characterized by numerous small companies. The Company believes that these trends will continue and are the result of several factors:

     o The Subtitle D Regulations and related state regulations and programs have significantly increased the amount of capital and the technical expertise required in order to own and operate a landfill. As a result, many landfill operators that lack the required capital or expertise are electing to sell their landfills, as an alternative to closing them.

     o A number of municipalities are electing to privatize the operations of their municipal landfills as an alternative to funding the changes to these landfills that are required in order to comply with the Subtitle D Regulations and related state regulations and programs.

     o As a result of heightened sensitivity to environmental concerns by many communities, it is becoming increasingly desirable in many markets for collection companies to provide waste reuse and reduction programs, such as recycling and composting, in addition to conventional waste collection services. This development, as well as more stringent bonding requirements being imposed on waste collection companies by various municipalities, have increased the amount of capital generally required for waste collection operations, causing private collection companies that lack the requisite capital to sell their operations to better capitalized companies.

Strategy

      The Company's objective is to build a large regional fully-integrated solid waste services company with an established market presence in secondary markets. The Company's strategy for achieving this objective is to establish a market presence generally anchored by its landfills; to increase volume in its markets through "tuck-in" acquisitions of collection companies and marketing to new customers; to provide a high level of customer service; to implement selective price increases; and to continue to implement strict cost controls and reduce corporate overhead as a percentage of revenues. There can be no assurance, however, that the Company will be successful in the execution of its strategy.

      The Company targets acquisitions in geographic areas characterized by one or more of the following criteria: (i) the availability of permitted and underutilized landfill capacity located outside of, but within 125 miles of, a significant metropolitan center; (ii) the absence of a dominant competitor in the area which would preclude the Company from implementing its business strategy; (iii) anticipated economic and population growth; and (iv) near or medium-term scheduled closures of competing landfills.

      The Company has adopted the following four-step operating program in executing its business strategy:

           1. Landfill Acquisitions. Once the Company identifies an area that qualifies under its target market criteria, the Company seeks to establish a market presence, generally by acquiring one or more landfills in that area that can be accessed economically from the metropolitan center or from the regional market area, either through direct hauling or through strategically located transfer stations. In evaluating a landfill acquisition, the Company considers, among others, the following factors:
      (i) current disposal costs together with transportation costs to the targeted landfill relative to transportation and disposal costs of potential competitors; (ii) expected landfill life; (iii) opportunities for landfill expansion; and (iv) projected short-term ability to secure a minimum of 500 tons per day of disposal volume.

           2. Secure Captive Waste Volumes. After the Company has acquired a landfill, it seeks to build a market presence and increase the utilization of the landfill by securing captive waste streams, which includes developing and acquiring transfer stations, entering into waste collection contracts and acquiring waste collection companies. Generally, the Company pursues the acquisition of collection companies that: (i) have well-established residential or commercial collection routes and accounts;
      (ii) own and operate transfer stations; or (iii) do not own landfills and are vulnerable to volatile disposal pricing, which the Company believes it can minimize through landfill ownership.

          3. "Tuck-in" Acquisitions. The Company acquires service rights, obligations, machinery and equipment in "tuck-in" acquisitions of collection companies to: (i) increase the waste stream directed to its landfills; (ii) maximize its market presence; and (iii) take advantage of economies of scale which should increase earnings and return on capital.

          4. Integration and Expansion of Operations. Immediately upon closing any acquisition, the Company integrates the acquired company into its operations by: (i) instituting strict cost control procedures; (ii) consolidating and rationalizing collection routes and pricing; (iii) implementing Company operating policies and procedures (including programs designed to improve employee productivity and equipment utilization); (iv) establishing a sales and marketing force; and (v) converting the acquired company to the Company's accounting, data processing and management reporting systems. During the transition period following acquisitions, the Company retains the management of certain companies it acquires in order to benefit from management's local operating knowledge and the goodwill it has developed. Additionally, on a selective basis, the Company seeks to expand the capacity of its landfills to accommodate increasing waste volumes and improve profitability.

      In addition, the Company may, as specific opportunities arise, evaluate and pursue acquisitions in the solid waste collection and disposal industry that do not strictly conform to the Company's four-step operating program.

Acquisition Program

      In January 1993, representatives of Charterhouse and the Company's management formulated an acquisition-based growth strategy to establish a large regional fully-integrated solid waste management services company. To execute its strategy, affiliates of Charterhouse acquired a majority interest in ADS, which owned one landfill in Oklahoma, and began assembling a senior management team. Using ADS as a platform for this strategy, the Company has increased the number of landfills it owns from one to five and has completed 36 acquisitions of solid waste companies since January 1993.

      The Company has assembled an experienced acquisition team comprised of operations, environmental, engineering, legal, financial and accounting personnel, each engaged in identifying and evaluating acquisition opportunities in order to execute its operating program. The Company has established pre-acquisition review procedures for acquisition candidates, including legal, financial, engineering, operational and environmental reviews. The environmental review includes, where appropriate, investigation of geologic, hydrogeologic and other site conditions, past and current operations (including types of waste deposited), design and construction records, permits, regulatory compliance history, regulatory agency records and available soil sampling, groundwater and air monitoring results. The Company uses regional managers to assist in the acquisition process by identifying suitable candidates and performing pre-acquisition review and evaluation tasks.

      In considering whether to proceed with an acquisition, in addition to determining whether the candidate meets the Company's criteria described above, the Company evaluates a number of factors, including: (i) the acquisition candidate's historical and projected financial results; (ii) any expected synergies with one or more of the Company's existing operations; (iii) the proposed purchase price and the Company's expected resultant internal rate of return on investment and the expected impact on the Company's earnings per share; (iv) whether the candidate will enhance the Company's ability to effect other acquisitions in the vicinity; (v) the candidate's customer service reputation and relationships with the local communities; (vi) the composition and size of the candidate's customer base; (vii) the types of services provided by the candidate; and (viii) whether the candidate has definable and controllable liabilities, including potential environmental liabilities. The Company believes that significant opportunities exist to acquire new landfills and to develop its existing markets, and reviews acquisition opportunities on an ongoing basis.

Completed Acquisitions

      The Company has completed 36 acquisitions of solid waste companies since January 1993, which are summarized in the table below.

Company                        Business      Principal Location   Date Acquired
-------                        --------      ------------------   -------------
Missouri Region:
Wheatland                     Landfill         Scammon, KS        January 1993
Pittsburgh Sanitation         Collection       Pittsburgh, KS     January 1993
Ozark Sanitation              Collection       Carthage, MO       January 1993
Trashmaster                   Collection       Joplin, MO         January 1993
A-1 Trash Service             Collection       Verona/Aurora, MO  April 1993
Tate's Transfer               Transfer Station Verona/Aurora, MO  April 1993
Renfro Sanitation             Collection       Branson, MO        June 1993
B&B Trash                     Collection       Pittsburgh, KS     July 1993
B&B Refuse                    Collection       Neosho, MO         December 1993
Apex Sanitation               Collection       Grove, OK and      December 1993
                                               Green Forest, AR
Epps Sanitation               Collection       Branson, MO        December 1993
Cummings Sanitation           Collection       Nixa, MO           May 1994
Light Hauling                 Collection       Branson, MO        August 1994
Poole's Sanitation            Collection       Bentonville, AR    August 1994
Southwest Waste               Collection       Springfield, MO    July 1996
Nesvold Sanitation            Collection       Seneca, MO         December 1996
Sparky's Waste Control        Collection       Springfield, MO    January 1997
Ohio Region:
Wyandot                       Landfill         Upper Sandusky, OH August 1995
Environmental Transportation
  and Management              Collection       Findlay, OH        May 1996
R&R Waste Disposal            Collection       Findlay, OH        May 1996
Jerry's Rubbish               Collection       Findlay, OH        June 1996
Seneca Disposal               Collection       Tiffin, OH         June 1996
Ross Bros. Waste & Recycling  Collection and   Mt. Vernon, OH     September 1996
                              Transfer Station
Cargo Services                Collection       Mt. Gilead, OH     December 1996
Rumpke Waste, Inc. (routes)   Collection       Fostoria, OH       December 1996
Bowers-Phase II, Inc.         Collection and   Vickery, OH        December 1996
                              Transfer Station
D&L Hauling                   Collection       Findlay, OH        October 1996
Rutledge Trucking             Collection       Delaware, OH       November 1996
Morrow Sanitary Company       Collection       Mt. Gilead, OH     November 1996
Illinois Region:
Livingston                    Landfill         Pontiac, IL        November 1995
Western Pennsylvania Region:
Clarion                       Landfill and     Leeper, PA         June 1995
                              Collection
Allied Waste Systems, Inc.    Collection       Youngstown, OH     February 1997
Mauthe Sanitation             Collection       Strattanville, PA  March 1996
Rhode Island Region:
T&J Trucking                  Collection       Johnston, RI       September 1996
American Disposal Services,
  Inc./N.E.E.D.               Collection       Johnston, RI       September 1996
A-1 Container                 Collection       Rehoboth, MA       January 1997

      Missouri Region. The Company established a market presence in the southwest Missouri region in January 1993 with the acquisition of its Wheatland landfill. The implementation of the Company's operating program is substantially complete in its Missouri region. Since purchasing the Wheatland landfill, the Company has acquired one transfer station and independently developed three transfer stations. The Company also has exclusive contracts to accept waste from two other transfer stations. Additionally, the Company acquired 15 collection companies, including the three operations purchased simultaneously with the Wheatland landfill. The collection operations and transfer stations have been consolidated into three divisions. The Company has integrated acquired companies by consolidating and rationalizing routes and pricing, reducing overhead through consolidating an acquired company's operations, implementing the Company's cost controls and operating procedures, converting acquired companies to the Company's management reporting systems and implementing a sales and marketing team. The Company continues to pursue "tuck-in" acquisitions of collection companies to increase its per ton margins through internalizing waste streams. The Company also seeks to expand its operations by taking advantage of the economic efficiencies provided by its integrated operations and is in the process of developing another transfer station. Since the acquisition of its Wheatland landfill, the Company has increased the waste volume at its landfill by approximately 1,100 tons per day.

      Ohio Region. The Company established a market presence in north-central Ohio in August 1995 with the acquisition of its Wyandot landfill, which is located within approximately 125 miles of Cleveland, Ohio and within approximately 75 miles of Toledo and Columbus, Ohio. The implementation of the Company's operating program is substantially complete in its Ohio region. To date, the Company has acquired 11 collection companies and has acquired, developed or secured exclusive contracts with four transfer stations in the Ohio region. Since the acquisition of the Wyandot landfill, the Company has increased the waste volume at this landfill by approximately 300 tons per day, primarily through the acquisition of collection companies, new operating contracts with two transfer stations and the implementation of a new sales focus. To further expand its operations, the Company is seeking to increase capacity at the Wyandot landfill. Prior to the acquisition by the Company, the Wyandot landfill's waste volume was composed primarily of special waste.

      Illinois Region. The Company established a market presence in north-central Illinois in November 1995 with the acquisition of its Livingston landfill, which is located approximately 90 miles from downtown Chicago. The acquisition of the Livingston landfill was attractive to the Company's management because of the expected closing of two competing landfills (one of which closed in October 1996) that accepted an aggregate of approximately 15,000 tons per day and the management team's experience with the Chicago market. Since the acquisition of the Livingston landfill, the Company has increased the waste volume at this landfill by approximately 3,500 tons per day through intensified sales and marketing efforts. Approximately 74% of the waste volume at the Livingston landfill is delivered under long-term contracts.

      Western Pennsylvania Region. The Company entered the western Pennsylvania region in June 1995 with the acquisition of its Clarion landfill and an affiliated collection company. The Clarion landfill is located within 80 miles of both Pittsburgh and Erie, Pennsylvania. The Company began the second phase of its operating program in the western Pennsylvania region in March 1996 by acquiring a second collection company. Since the acquisition of the Clarion landfill, the Company has increased deliveries to this landfill by approximately 300 tons per day to the maximum daily limit, primarily through the acquisition of collection companies. In addition, the Company acquired Allied Waste Systems in January 1997, a collection company located in Youngstown, Ohio, which services the western Pennsylvania region. As a result of this acquisition, the volume of the Company's internalized waste has increased from 30% to 42% in the western Pennsylvania region.

      Rhode Island Region. The Company began operating in the Rhode Island region in September 1996 with the acquisition of two collection companies. A third collection company was acquired in January 1997. Although the Company's initial entry into the Rhode Island region did not strictly conform to its four-step operating program in that the Company did own a landfill in the region, the opportunities presented by the Rhode Island region met the Company's overall business and operating objectives. Expansion into the Rhode Island region allows the Company to expand its presence in the Northeast, an unconsolidated market..

      There can be no assurance that the Company will be successful in implementing its operating program in any of these existing markets or in any future markets.

Operations

      The Company's waste management operations include the ownership and operation of solid waste landfills, transfer stations and waste collection services. The Company's landfills are relatively underutilized given their potential size and the fact that the Company's operating program in a majority of its markets has not yet been completed. There can be no assurance, however, that the Company will be successful in executing its operating program. The Company believes that all of its landfills and transfer stations comply with or exceed the requirements mandated by the Subtitle D Regulations and the applicable state regulations. The Company regularly monitors incoming waste at its landfills to determine if such wastes are in compliance with its permits.

Landfills

      The Company currently owns five landfill operations permitted to receive solid waste. These landfill operations are located in Illinois, Ohio, Pennsylvania, Kansas and Oklahoma.

      Each of the Company's landfill operations is located on land owned by the Company. The permitted waste streams at each of these landfills include both MSW and certain special waste (the type of special waste varying from landfill to landfill). During the year ended December 31, 1996, the Company's captive waste (including the Company's collection operations and third party haulers operating under long-term contracts) constituted an average of approximately 61% of the solid waste disposed of at its landfills.

      The table and landfill descriptions below provide certain additional information, as of March 15, 1997, regarding the five landfill operations that the Company currently owns and operates.

                                                Approximate Acreage
                                                 --------------------       Approximate
                                                                          Unused Permitted
Landfills                      Location          Total   Permitted(1)       Airspace(2)
---------                  -------------------   -----   -------------    ----------------
                                                                           (in millions of
                                                                             cubic yards)
Livingston................ Pontiac, IL            556       255(3)               30.0
Wyandot(3)................ Upper Sandusky, OH     344        87                   6.2
Clarion................... Leeper, PA             606        60                   4.1
Wheatland................. Scammon, KS             68        55                   1.3
Pittsburg County(4)....... Pittsburg, OK           76        15                   0.4

----------
(1) Permitted acreage, as used in this table and in this Annual Report, represents the portion of the total acreage on which disposal cells and supporting facilities have been constructed (including any that may have been filled or capped) or may be constructed based upon an approval issued by the state generally authorizing the development or siting of a landfill on the acreage. Prior to actually constructing and/or operating each new disposal cell on the permitted acreage, it may be necessary, depending upon the regulatory requirements of the particular state, for the Company to obtain additional authorizations with respect to such cell. The portion of total acreage that is not currently permitted acreage is not currently available for waste disposal.

(2) Unused permitted airspace represents in cubic yards the portion of the permitted acreage that has not yet been used for waste disposal but may be available for waste disposal after certain approvals are secured and, in some instances, new disposal cells are constructed. Prior to actually constructing and/or operating a new disposal area or cell on permitted acreage, it may be necessary, depending upon the regulatory requirements of the particular state or locality, for the Company to obtain additional authorizations.

(3) The Company has applied for a permit to increase the permitted acreage and permitted cubic airspace at the Wyandot landfill by approximately 98 acres and approximately 19.1 million cubic yards, respectively.

(4) The Company has applied for a permit to increase the permitted acreage and permitted cubic airspace at the Pittsburg County landfill by approximately 15 acres and approximately 975,000 cubic yards, respectively.

      The Company monitors the available permitted in-place disposal capacity at each of its landfills on an ongoing basis and evaluates whether to seek to expand this capacity. In making this evaluation, the Company considers various factors, including the volume of waste projected to be disposed of at the landfill, the size of the unpermitted acreage included in the landfill, the likelihood that the Company will be successful in obtaining the necessary approvals and permits required for the expansion and the costs that would be involved in developing the expanded capacity. The Company also considers on an ongoing basis the extent to which it is advisable, in light of changing market conditions and/or regulatory requirements, to seek to expand or change the permitted waste streams at a particular landfill or to seek other permit modifications. Set forth below is certain information concerning certain of the new permits, permit modifications and approvals that the Company is currently seeking to enable it to expand its disposal capacity. There can be no assurance that the Company will succeed in obtaining any of such permits, permit modifications or approvals, or that additional permits, permit modifications or approvals will not be required or that additional requirements will not be imposed by regulatory agencies.

      Livingston. The Livingston landfill consists of approximately 556 acres, of which approximately 255 are permitted acres. There are approximately 30 million cubic yards of unused permitted airspace. Previously, cells developed at the Livingston landfill have been constructed with double composite liner systems. In September 1996, the Livingston landfill received a permit to construct cells using a single liner composite system. In February 1997, Livingston received the significant modification permit from the Illinois Environmental Protection Agency for a major lateral and vertical expansion and re-permitting of the site. The significant modification permit includes authorization to expand the residual waste monofill into a facility capable of accepting various special wastes and MSW. The net effect of this authorization increased the permitted acreage by approximately 200 acres to approximately 255 acres and increased the site's available capacity from approximately 6.0 million cubic yards to an estimated available capacity of approximately 30 million cubic yards. The Livingston landfill has approximately 14 years of total site life at current disposal levels.

      Wyandot. The Wyandot landfill consists of approximately 344 acres in three proximate locations, and the Company has an option to purchase up to approximately 94 adjacent additional acres in the vicinity. Approximately 87 of the owned acres are permitted, and there are approximately 6.2 million cubic yards of unused permitted airspace. Cells developed to date at the Wyandot landfill have been constructed with double composite liner systems. The Company has applied for a permit from applicable regulatory authorities to use a single composite liner in constructing new cells, which the Company believes should reduce cell development costs. The Company has applied for a permit from the Ohio Environmental Protection Agency to expand its landfill capacity by using the valley between two of the hills that are currently permitted for waste disposal, as well as the option acreage. The Company anticipates that if it exercised its option, obtained the required permits and constructed the additional landfill areas, the Wyandot landfill would have approximately 50 years of total site life at current disposal levels.

     Clarion. The Clarion landfill consists of approximately 606 acres, of which approximately 60 are permitted acres. There are approximately 4.1 million cubic yards of unused permitted airspace. Cells developed at the Clarion landfill have been, and due to regulatory requirements will continue to be, constructed with double liner systems. The Clarion landfill has approximately 11 years of total site life at current disposal levels.

      Wheatland. The Wheatland landfill consists of approximately 68 acres, and the Company has an option to purchase up to approximately 800 additional acres in the vicinity. Approximately 55 of the owned acres are permitted acres and there are approximately 1.3 million cubic yards of unused permitted airspace. The Company anticipates that after a planned expansion, the Wheatland landfill would have approximately eight years of total site life at current disposal levels (three years if such expansion is not approved by the Cherokee County Board of Commissioners). In addition, the Company has an option to purchase an undeveloped parcel in Missouri, which has been granted a permit to develop a landfill.

      Pittsburg County. The Pittsburg County landfill consists of approximately 76 acres, of which approximately 15 are permitted acres. There are approximately
0.4 million cubic yards of unused permitted airspace. The Company applied for a permit in October 1996 to build a lateral expansion that would increase permitted capacity to approximately 30 acres. The Company anticipates that after the planned expansion, the Pittsburgh County landfill would have approximately 25 years of total site life at current disposal levels.

Transfer Stations

      The Company has an active program to acquire, develop, own, operate and contract to receive waste volumes from transfer stations in markets which are proximate to its operations. The use of transfer stations reduces the Company's costs associated with the transportation of its collected waste and also increases the market area served by the Company's landfills. Presently, the Company owns, operates or has exclusive contracts to receive waste from a total of 12 transfer stations. In addition, two new transfer stations are under construction, each of which will replace an existing transfer station.

      Missouri Region. The Company owns, operates or has exclusive agreements with six transfer stations in the Missouri region. In 1993, the Company acquired its first transfer station in the Missouri region. Concurrently, the Company entered into exclusive agreements with three municipal transfer stations to receive their waste at the Company's Wheatland landfill. In 1995, the Company developed and began operating two additional transfer stations. Currently, the Company is constructing a transfer station in the region which will replace the Bentonville, Arkansas transfer station.

      Ohio Region. The Company owns, operates or has exclusive agreements with four transfer stations in the Ohio region. The Company entered into exclusive contracts in 1995 to receive waste from two transfer stations in its Ohio region. The Company has recently acquired two transfer stations through its acquisition of the Ross Bros. Waste & Recycling Company located in Mt. Vernon, Ohio and Bowers-Phase II, Inc. in Vickery, Ohio. In 1996, the Company applied for a permit to develop and operate a new transfer station for Marion County, Ohio. Currently, this transfer station is under construction and when completed will replace the Marion County transfer station.

      Illinois Region. In August 1996, the Company secured additional volume under an exclusive, long-term agreement with a transfer station in Bloomington, Illinois.

Collection Operations

      The Company collects solid waste from over 132,000 residential, commercial and industrial customers through its own collection operations and through brokerage arrangements with other haulers. The Company's collection operations are conducted generally within a 50-mile radius of either its transfer stations or landfills, which allows the Company to serve a geographic area within a radius of approximately 125 miles from its landfills. The Company also contracts with local generators of solid waste and directs the waste to either its own landfill or to a third-party landfill or for additional handling at one of its transfer stations. During the year ended December 31, 1996, the Company's captive waste (including the Company's collection operations and third party haulers operating under long-term contracts) constituted an average of approximately 61% of the solid waste disposed of at its landfills.

      Fees for the Company's commercial and industrial collection services are determined by such factors as collection frequency, type of equipment and containers furnished, the type, volume and weight of the waste collected, the distance to the disposal or processing facility and the cost of disposal or processing. A majority of the Company's commercial and industrial waste collection services are performed under contracts. Substantially all of the Company's municipal solid waste collection services are performed under contracts with municipalities. These contracts grant the Company exclusive rights to service all or a portion of the residential homes in a specified community or provide a central repository for residential waste drop-off. The Company had 49 municipal contracts in place as of March 15, 1997. Municipal contracts in the Company's market areas are typically awarded, at least initially, on a competitive bid basis and usually range in duration from one to five years. Fees are based primarily on the frequency and type of service, the distance to the disposal or processing facility and the cost of disposal or processing. Municipal collection fees are usually paid either by the municipalities from tax revenues or through direct service charges to the residents receiving the service. The Company also provides subscription residential collection services directly to households.

Sales and Marketing

      The Company has a coordinated marketing strategy which is formulated at the corporate level and implemented at the regional level to achieve its desired mix of MSW and special waste in each of its regions. For example, certain employees of the Company in its Illinois, Ohio and western Pennsylvania regions focus on securing special waste generated by industrial customers. In addition to competitive pricing, the Company's marketing strategy emphasizes quality service particularly with respect to rapid turnaround time at its landfills. Each manager implements the Company's marketing strategy, which is overseen by senior management. Depending upon the size of the region and its customer mix, each manager may focus on commercial, industrial, residential or municipal accounts to a varying degree. The Company maintains periodic contact with all of its accounts to increase customer retention. Company salespersons call on prospective customers in a specified geographic territory.

      Since the Company acquires its waste collection operations primarily from entrepreneurs who generally do not have independent sales forces, the Company often retains these entrepreneurs during the transition period following the acquisition of such operations to acquaint the Company's sales force with the acquired companies' customer base.

      The Company has a diverse customer base, with no single customer accounting for more than 10% of the Company's revenues in 1996. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operation.

Competition

      The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous local and regional companies and, in selected areas, with the large national waste management companies. The industry is led by four national waste management companies, WMX Technologies, Inc., Browning-Ferris Industries, Inc., Allied Waste Industries, Inc. (having completed its acquisition of the solid waste management operations of Laidlaw Inc.) and USA Waste Services, Inc., and includes numerous local and regional companies of varying sizes and competitive resources such as United Waste Systems, Inc., Superior Services, Inc., Eastern Environmental Services, Inc. and Republic Industries, Inc. The large national companies, as well as a number of the regional companies, are significantly larger and have greater financial resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial advantages due to the availability to them of tax revenues and tax exempt financing. The Company competes primarily by charging competitive prices and offering quality service. Competitors may reduce the price of their services in an effort to expand market share or to win competitively bid municipal contracts.

      The solid waste collection and disposal industry is currently undergoing significant consolidation, and the Company encounters competition in its efforts to acquire landfills and collection operations. Accordingly, it may become uneconomical for the Company to make further acquisitions or the Company may be unable to locate or acquire suitable acquisition candidates at price levels and on terms and conditions that the Company considers appropriate, particularly in markets the Company does not already serve.

      Competition in the disposal industry may also be affected by the increasing national emphasis on recycling and other waste reduction programs, which may reduce the volume of waste deposited in landfills.

Liability Insurance and Bonding

      The Company carries a broad range of insurance for the protection of its assets and operations that it believes is customary to the waste management industry, including pollution liability coverage. Specifically, each of the Company's five landfills has pollution liability coverage of $10.0 million per occurrence or $10.0 million in the aggregate subject to a $10,000 deductible. Nevertheless, if the Company were to incur liability for environmental damage which exceeds coverage limits or is not covered by insurance, its business, financial condition and results of operations could be materially adversely affected.

      The Company is required to post a performance bond or a bank letter of credit or to provide other forms of financial assurance in connection with closure and post-closure obligations with respect to landfills and its other solid waste management operations and may be required to provide such financial assurance in connection with municipal residential collection contracts. As of December 31, 1996, the Company had outstanding approximately $15.7 million of performance bonds. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts, or to provide other required forms of financial assurance, it would be unable to remain in compliance with the Subtitle D Regulations or comparable state requirements and, among other things, might be precluded from entering into certain municipal collection contracts and obtaining or holding landfill operating permits.

Employees

      At March 15, 1997, the Company employed approximately 490 employees, 63 of whom were managers or professionals, 352 of whom were hourly paid employees involved in collection, transfer and disposal operations, and 75 of whom were sales, clerical, data processing or other administrative employees. None of the Company's employees is represented by unions, and the Company has no knowledge of any organizational efforts among its employees. The Company believes that its relations with its employees are good.

Environmental Regulations

      The Company is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and increased concern over environmental issues. These regulations are administered by the EPA and various other federal, state and local environmental, transportation, health and safety agencies. The Company believes that there will continue to be increased regulation, legislation and regulatory enforcement actions related to the solid waste management, collection and disposal industry. In light of these developments, the Company attempts to anticipate future regulatory requirements that might be imposed and plans accordingly to remain in compliance with the regulatory framework.

      In order to develop and operate a landfill, transfer station or other solid waste management facility, the Company typically must go through several governmental review processes and obtain one or more permits and often zoning or other land use approvals. These permits and zoning or land use approvals are difficult and time consuming to obtain or to secure renewal of and sometimes are opposed by various local elected officials and citizens' groups. Once obtained, operating permits generally must be periodically renewed and are subject to modification and revocation by the issuing agency.

      The Company's operation of solid waste management facilities subject it to certain operational, monitoring, site maintenance, closure and post-closure and financial assurance obligations which change from time to time and which could give rise to increased capital expenditures and operating costs. In connection with the Company's acquisition of existing landfills, it is often necessary to expend considerable time, effort and money in complying with the governmental review and permitting process necessary to maintain or increase the capacity of these landfills. Governmental authorities have the power to enforce compliance with these laws and regulations and to obtain injunctions or impose civil or criminal penalties in the case of violations. During the ordinary course of its landfill operations, the Company has from time to time received citations or notices from such authorities that such operations are not in compliance with certain applicable environmental laws and regulations. Upon receipt of such citations or notices, the Company generally works with the authorities in an attempt to resolve the issues raised by such citations or notices. Failure to correct the problems to the satisfaction of the authorities could lead to curtailed operations or even closure of a landfill.

      In order to transport solid waste, it is generally necessary for the Company to possess one or more permits and approvals from state or local agencies. These permits must also be periodically renewed and are subject to modification and revocation by the issuing agency. In addition, the Company's waste transportation operations are subject to evolving law and regulations that impose operational, monitoring, training and safety requirements. The Company believes that its operations are in substantial conformity with its permits.

      The principal federal, state and local statutes and regulations applicable to the Company's operations are as follows:

      The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the generation, treatment, storage, handling, transportation and disposal of solid waste and requires states to develop programs to insure the safe disposal of solid waste. RCRA divides solid waste into two groups, hazardous and non-hazardous. Wastes are generally classified as hazardous wastes if they: (i) either (a) are specifically included on a list of hazardous wastes or (b) exhibit certain hazardous characteristics; and (ii) are not specifically designated as non-hazardous. Wastes classified as hazardous under RCRA are subject to much stricter regulation than wastes classified as non-hazardous. Among the wastes that are specifically designated as non-hazardous waste are household waste and special wastes. These wastes, which will be accepted at the Company's landfills, may contain substances that may be as toxic or prone to cause contamination as some wastes classified and regulated as hazardous.

      In October 1991, the EPA adopted the Subtitle D Regulations. These new regulations became generally effective in October 1993 (except for certain MSW landfills accepting less than 100 tons per day, as to which the effective date was April 9, 1994, and new financial assurance requirements, which become effective April 9, 1997) and include location restrictions, siting criteria, facility design standards, operating criteria, closure and post-closure requirements, financial assurance requirements, groundwater monitoring requirements, groundwater remediation standards and corrective action requirements. In addition, these new regulations require that new landfill units meet more stringent liner design criteria (typically, composite soil and synthetic liners or two or more synthetic liners) designed to keep leachate out of groundwater and have extensive collection systems to carry away leachate for treatment prior to disposal. Groundwater wells must also be installed at virtually all landfills to monitor groundwater quality. The Company believes that there is no groundwater contamination at its landfills that is material to its financial condition. The regulations also require, where threshold test levels are present, that methane gas generated at landfills be controlled in a manner that will protect human health and the environment. Each state is required to revise its landfill regulations to meet these requirements or such requirements will be automatically imposed upon it by the EPA. Each state is also required to adopt and implement a permit program or other appropriate system to ensure that landfills within the state comply with the Subtitle D criteria. All states in which the Company owns landfills have adopted regulations or programs as stringent as or more stringent than the Subtitle D Regulations, which were first proposed by the EPA in August 1988. All states in which the Company's landfills are located have adopted the required plans and have submitted them to the EPA for review. Pennsylvania, Oklahoma, Ohio, Illinois and Kansas have each received full EPA approval for their programs, and Kansas has received partial approval for its program.

      The Federal Water Pollution Control Act of 1977, as amended (the "Clean Water Act"). The Clean Water Act establishes rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into waters of the United States. If runoff or collected leachate from the Company's landfills is discharged into waters of the United States, the Clean Water Act would require the Company to apply for and obtain a discharge permit, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in such discharge. Also, virtually all landfills are required to comply with the new federal storm water regulations, which are designed to prevent possibly contaminated storm water from flowing into surface waters. These regulations required that applications for stormwater discharge permits be submitted by October 1992. The Company is working with the appropriate regulatory agencies to ensure that its facilities are in compliance with Clean Water Act requirements, particularly as they apply to treatment and discharge of leachate and storm water. The Company has secured or has applied for the required discharge permits under the Clean Water Act or comparable state-delegated programs. In those instances where the Company's applications for discharge permits are pending and a final discharge permit has not been issued, the Company is substantially in compliance with applicable substantive standards set by the respective states in administering the Clean Water Act. To ensure compliance with the Clean Water Act pretreatment and discharge requirements, the Company has arranged to discharge its effluent to municipal wastewater treatment facilities, except at the Pittsburgh County landfill, where the state regulatory agency has allowed recirculation of the Company's leachate to a lined area of the landfill.

      The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA"). CERCLA established a regulatory and remedial program intended to provide for the investigation and cleanup of facilities from which there has been, or is threatened, a release of any hazardous substance into the environment. CERCLA's primary mechanism for remedying such problems is to impose strict joint and several liability for cleanup of facilities on current owners and operators of the site, former owners and operators of the site at the time of the disposal of the hazardous substances, as well as the generators of the hazardous substances and the transporters who arranged for disposal or transportation of the hazardous substances. The costs of CERCLA investigation and cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous waste" but can also be founded upon the existence of even very small amounts of the many hundreds of "hazardous substances" listed by the EPA, many of which can be found in household waste. If the Company were to be found to be a responsible party for a CERCLA cleanup, either at one of the Company's owned or operated facilities, or at a site where waste transported by the Company has been stored or disposed of, the Company could be held completely responsible for all investigative and remedial costs even if others may also be liable. CERCLA also authorizes the imposition of a lien in favor of the United States upon all real property subject to or affected by a remedial action for all costs for which a party is liable. The Company's ability to obtain reimbursement from others for their allocable share of such costs would be limited by the Company's ability to find other responsible parties and prove the extent of their responsibility and by the financial resources of such other parties. In the past, legislation has been introduced in Congress to limit the liability of municipalities and others under CERCLA as generators and transporters of municipal solid waste. Although such legislation has not been enacted, if it were to pass it would limit the Company's ability to seek full contribution from municipalities for CERCLA cleanup costs even if the hazardous substances that were released and caused the need for cleanup at one of the Company's facilities were generated by or transported to the facility by a municipality.

      Continued funding for implementation of RCRA, the Clean Water Act and CERCLA is scheduled for reauthorization by Congress this year. Depending upon whether and how Congress acts, it is possible that each of these laws may be changed in ways that may significantly affect the Company's business.

      The Clean Air Act. The Clean Air Act, including the 1990 amendments, provides for regulation, through state implementation of federal requirements, of the emission of air pollutants from certain landfills based upon the date of the landfill construction and volume per year of emissions of regulated pollutants. The EPA has recently promulgated new source performance standards regulating air emissions of certain regulated pollutants (methane and non-methane organic compounds) from municipal solid waste landfills. The EPA has also issued regulations controlling the emissions of particular regulated air pollutants from municipal solid waste landfills. Landfills located in areas designated as having air pollution problems may be subject to even more extensive air pollution controls and emission limitations. In addition, the EPA has issued standards regulating the disposal of asbestos-containing materials.

      Each of the federal statutes described above contains provisions authorizing, under certain circumstances, the bringing of lawsuits by private citizens to enforce the provisions of the statutes.

      The Occupational Safety and Health Act of 1970 ("OSHA"). OSHA establishes employer responsibilities and authorizes the promulgation by the Occupational Safety and Health Administration of occupational health and safety standards, including the obligation to maintain a workplace free of recognized hazards likely to cause death or serious injury, to comply with adopted worker protection standards, to maintain certain records, to provide workers with required disclosures and to implement certain health and safety training programs. Various of those promulgated standards may apply to the Company's operations, including those standards concerning notices of hazards, safety in excavation and demolition work, the handling of asbestos and asbestos-containing materials, and worker training and emergency response programs. The Company's employees are trained to respond appropriately in the event there is an accidental spill or release of packaged asbestos-containing materials or other regulated substances during transportation or landfill disposal.

      State and Local Regulation. Each state in which the Company now operates or may operate in the future has laws and regulations governing the generation, storage, treatment, handling, transportation and disposal of solid waste, water and air pollution and, in most cases, the siting, design, operation, maintenance, closure and post-closure maintenance of landfills and transfer stations. In addition, many states have adopted "Superfund" statutes comparable to, and in some cases more stringent than, CERCLA. These statutes impose requirements for investigation and cleanup of contaminated sites and liability for costs and damages associated with such sites, and some provide for the imposition of liens on property owned by responsible parties. Furthermore, many municipalities also have ordinances, local laws and regulations affecting Company operations. These include zoning and health measures that limit solid waste management activities to specified sites or activities, flow control provisions that direct the delivery of solid wastes to specific facilities, laws that grant the right to establish franchises for collection services and then put out for bid for the right to provide collection services, and bans or other restrictions on the movement of solid wastes into a municipality.

      Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not been passed by Congress yet, if this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

      In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation, if adopted, could allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.

      There has been an increasing trend at the state and local level to mandate and encourage waste reduction at the source and waste recycling and to prohibit or restrict the disposal of certain types of solid wastes, such as yard wastes, leaves and tires, in landfills. The enactment of regulations reducing the volume and types of wastes available for transport to and disposal in landfills could affect the Company's ability to operate its facilities at their full capacity.

Risk Factors

      Ability to Manage Growth. The Company's goal is to increase the scale of its operations significantly through the acquisition of other solid waste businesses and through internal growth. Consequently, the Company may experience periods of rapid growth with significantly increased staffing level requirements. Such growth could place a significant strain on the Company's management and on its operational, financial and other resources. The Company's ability to maintain and manage its growth effectively will require it to develop its management information systems capabilities and improve its operational and financial systems and controls. Moreover, the Company will need to attract, train, motivate, retain and manage its senior managers, technical professionals and other employees. Any failure to expand its management information system capabilities, to implement and improve its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with the Company's business growth would have a material adverse effect on the Company's business, financial condition and results of operations.

      Availability of Additional Acquisition Targets; Integration of Future Acquisitions. The Company's ongoing acquisition program is a key element of its acquisition-based growth strategy for expanding its solid waste management services. Consequently, the future growth of the Company depends in large part upon the successful continuation of this acquisition program. The Company may encounter substantial competition in its efforts to acquire landfills, transfer stations and collection companies. There can be no assurance that the Company will succeed in locating or acquiring appropriate acquisition candidates at price levels and on terms and conditions that the Company considers appropriate. In addition, if in the future the Company is successful in acquiring targeted companies, it will need to integrate these acquired companies into the Company's operations. There can be no assurance that the Company will successfully integrate future acquisitions into its operations.

      History of Losses and Working Capital Deficits; Integration of Completed Acquisitions. The Company has recorded net losses to common stockholders of approximately $2.4 million, $3.7 million and $370,000 during the fiscal years ended December 31, 1994, 1995 and 1996, respectively, and has had working capital deficits in the past. The financial position and results of operations of the Company will depend to a large extent on the Company's ability to integrate effectively the operations of the companies it has acquired from January 1993 to date and to realize expected efficiencies and economies of scale from such acquisitions. There can be no assurance that the Company's efforts to integrate these operations will be effective, that expected efficiencies and economies of scale will be realized or that the Company will be able to consolidate successfully its operations. The failure to achieve any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

      Limited Operating History. Following the Exchange, the Company began operating as a consolidated entity effective as of January 1, 1996. Prior to 1996, the Company's operations were conducted by ADS and CDI, two subsidiaries of the Company, the operations of which were acquired by the Company's stockholders in 1993 and 1995, respectively. Accordingly, the Company has a limited history of operating as a consolidated entity and may experience difficulties as it integrates the operations of its subsidiaries.

     Significant Leverage. Historically, the Company has incurred significant debt obligations in connection with financing its acquisitions and business growth. The Company presently has a $125 million revolving credit and term loan facility with ING (U.S.) Capital Corporation, as administrative agent, and Morgan Guaranty Trust Company of

New York, as documentation agent (the "Credit Facility"). As of December 31, 1996, the Company's consolidated indebtedness was $68.0 million, its consolidated total assets were $145.0 million and its stockholders' equity was $58.1 million. The Company's ability to meet its debt service obligations will depend upon its future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond the Company's control. If the Company fails to generate sufficient cash flow to repay its debt, the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that such refinancing or any additional financing could be obtained on terms favorable to the Company or at all.

      Highly Competitive Industry. The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous solid waste management companies, many of which are significantly larger and have greater financial resources than the Company. The Company also competes with those counties, municipalities and solid waste districts that maintain their own waste collection and disposal operations. These counties, municipalities and solid waste districts may have financial advantages due to the availability to them of user fees, charges or tax revenues and the greater availability to them of tax-exempt financing. In addition, competitors may reduce the price of their services in an effort to expand market share or to win competitively bid municipal contracts. There can be no assurance that the Company will be able to compete successfully.

      Funding of Future Capital Requirements. The Company's acquisition-based growth strategy has resulted in a steady increase in its capital requirements, and such increase may continue in the future as the Company pursues its strategy. The Company has incurred working capital deficits in the past, and there can be no assurance that its available working capital will be sufficient in the future as it pursues its growth strategy. To the extent that internally generated cash and cash available under the Credit Facility are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, debt repayment obligations and financial assurance obligations, the Company will require additional equity or debt financing in order to provide such cash. There can be no assurance, however, that such financing will be available or, if available, will be on terms satisfactory to the Company. Where appropriate, the Company may seek to minimize the use of cash to finance its acquisitions by using capital stock, assumption of indebtedness or notes. However, there can be no assurance the owners of the businesses the Company may wish to acquire will be willing to accept non-cash consideration in whole or in part.

      Dependence on Third Party Collection Operations. A portion of the solid waste delivered to the Company's landfills is delivered by third party collection companies under informal arrangements or without long-term contracts. If these third parties discontinued their arrangements with the Company and if the Company were unable to replace these third party arrangements without incurring significant additional costs, the Company's business, financial condition and results of operations might be materially adversely affected.

      Limitations on Internal Expansion. The Company's operating program depends on its ability to expand and develop its landfills, transfer stations and collection operations. The process of obtaining required permits and approvals to operate or expand solid waste management facilities, including landfills and transfer stations, has become increasingly difficult and expensive, often taking several years, requiring numerous hearings and compliance with zoning, environmental and other regulatory requirements and often being subject to resistance from citizen or other groups. There can be no assurance that the Company will be successful in obtaining the permits it requires or that such permits will not contain onerous terms and conditions. An inability to receive such permits and approvals could have a material adverse effect on the Company's business, financial condition and results of operations. In some areas, suitable land may be unavailable for new landfill sites. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of its current landfills once its landfill capacity has been consumed. In such event, the Company could be forced to dispose of collected waste at landfills operated by its competitors, which could have a material adverse effect on the Company's landfill revenues and collection expenses.

      Extensive Environmental and Land Use Laws and Regulations. The Company is subject to extensive and evolving environmental and land use laws and regulations, which have become increasingly stringent in recent years as a result of greater public interest in protecting and cleaning up the environment. These laws and regulations affect the Company's business in many ways, including as set forth below.

      Extensive Permitting Requirements. In order to develop and operate a landfill or other solid waste management facility, it is necessary to obtain and maintain in effect one or more facility permits and other governmental approvals, including those related to zoning, environmental and land use. In addition, the Company may be required to obtain similar permits and approvals in order to expand its existing landfill and solid waste management operations. These permits and approvals are difficult and time consuming to obtain and are frequently subject to community opposition, opposition by various local elected officials or citizens and other uncertainties. In addition, after an operating permit for a landfill or other facility is obtained, the permit may be subject to modification or revocation by the issuing agency, and it may be necessary to obtain periodically a renewal of the permit, which may reopen opportunities for opposition to the permit. Moreover, from time to time, regulatory agencies may delay the review or grant of these required permits or approvals or may modify the procedures or increase the stringency of the standards applicable to its review or grant of such permits or approvals. In addition, the Company may not be able to ensure that its landfill operations are included and remain in the solid waste management plan of the state or county in which such operations are conducted. The Company may also have difficulty obtaining host agreements with counties or local communities, or existing host communities may demand modifications of existing host agreements in connection with planned expansions, either of which could adversely affect the Company's operations and increase the Company's costs and reduce its margins. There can be no assurance that the Company will be successful in obtaining and maintaining in effect the permits and approvals required for the successful operation and growth of its business, including permits or approvals required for planned landfill expansions, and the failure by the Company to obtain or maintain in effect a permit significant to its business could materially adversely affect the Company's business, financial condition and results of operations.

      Design, Operation and Closure Requirements. The design, operation and closure of landfills are subject to extensive regulations. These regulations include, among others, the regulations (the "Subtitle D Regulations") establishing minimum federal requirements adopted by the United States Environmental Protection Agency (the "EPA") in October 1991 under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Subtitle D Regulations generally became effective on October 9, 1993 (except for new financial assurance requirements, which are scheduled to become effective April 9, 1997). The Subtitle D Regulations require all states to adopt regulations regarding landfill design, operation and closure requirements that are as stringent as, or more stringent than, the Subtitle D Regulations. All states in which the Company's landfills are located have in place extensive landfill regulations consistent with the Subtitle D requirements. These federal and state regulations require the Company to design the landfill in accordance with stringent technical requirements, monitor groundwater, post financial assurances, and fulfill landfill closure and post-closure obligations. These regulations could also require the Company to undertake investigatory, remedial and monitoring activities, to curtail operations or to close a landfill temporarily or permanently. Furthermore, future changes in these regulations may require the Company to modify, supplement, or replace equipment or facilities at costs which may be substantial.

      Legal and Administrative Proceedings. In the ordinary course of its business, the Company may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These may include proceedings by federal, state or local agencies seeking to impose civil or criminal penalties on the Company for violations of such laws and regulations, or to impose liability on the Company under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or comparable state statutes, or to revoke or deny renewal of a permit; actions brought by citizens' groups, adjacent landowners or governmental entities opposing the issuance of a permit or approval to the Company or alleging violations of the permits pursuant to which the Company operates or laws or regulations to which the Company is subject; and actions seeking to impose liability on the Company for any environmental damage at its landfill sites or that its landfills or other properties may have caused to adjacent landowners or others, or at sites to which it transported waste, including groundwater or soil contamination. The Company could incur substantial legal expenses during the course of the aforementioned proceedings, and the adverse outcome of one or more of these proceedings could materially adversely affect the Company's business, financial condition and results of operations.

      During the ordinary course of its operations, the Company has from time to time received, and expects that it may in the future receive, citations or notices from governmental authorities that its operations are not in compliance with its permits or certain applicable environmental or land use laws and regulations. The Company generally seeks to work with the authorities to resolve the issues raised by such citations or notices. There can be no assurance, however, that the Company will always be successful in this regard, and the failure to resolve a significant issue could result in one or more of the adverse consequences to the Company described below under "Potential Liabilities."

      Potential Liabilities. There may be various adverse consequences to the Company in the event that a facility owned or operated by the Company (or a predecessor owner or operator whose liabilities the Company may have acquired expressly or under successor liability theories) causes environmental damage, in the event that waste transported by the Company (or a predecessor) causes environmental damage at another site, in the event that the Company fails (or a predecessor failed) to comply with applicable environmental and land use laws and regulations or the terms of a permit or outstanding consent order or in the event the Company's owned or operated facility or the soil or groundwater thereunder is or becomes contaminated. These may include the imposition of substantial monetary penalties on the Company; the issuance of an order requiring the curtailment or termination of the operations involved or affected; the revocation or denial of permits or other approvals necessary for continued operation or landfill expansion; the imposition of liability on the Company in respect of any environmental damage (including groundwater or soil contamination) at its landfill sites or that its landfills or other facilities or other Company-owned or operated facilities caused to adjacent landowners or others or environmental damage at another site associated with waste transported by the Company; the imposition of liability on the Company under CERCLA or under comparable state laws; and criminal liability for the Company or its officers. Any of the foregoing could materially adversely affect the Company's business, financial condition and results of operations.

      CERCLA and analogous state laws impose retroactive strict joint and several liability on various parties that are, or have been, associated with a site from which there has been, or is threatened, a release of any hazardous substance (as defined by CERCLA) into the environment. Liability under RCRA, CERCLA and analogous state laws may include responsibility for costs of site investigations, site cleanup, site monitoring, natural resources damages and property damages. Liabilities under RCRA, CERCLA and analogous state laws can be very substantial and, if imposed upon the Company, could materially adversely affect the Company's business, financial condition and results of operations.

      In the ordinary course of its landfill and waste management operations and in connection with its review of landfill and other operations to be acquired, the Company has discovered at one landfill, and may in the future discover at other landfills or waste management facilities, indications of groundwater contamination. In such events, the Company would seek or be required to determine the magnitude and source of the problem and, if appropriate or required by applicable regulations, to design and implement measures to remedy, or halt the spread of, the contamination. There can be no assurance, however, that contamination discovered at a landfill or at other Company sites will not result in one or more of the adverse consequences to the Company described above.

      Type, Quantity and Source Limitations. Certain permits and approvals may limit the types of waste that may be accepted at a landfill or the quantity of waste that may be accepted at a landfill during a given time period. In addition, certain permits and approvals, as well as certain state and local regulations, may limit a landfill to accepting waste that originates from specified geographic areas or seek to restrict the importation of out-of-state waste or otherwise discriminate against out-of-state waste. Generally, restrictions on the importation of out-of-state waste have not withstood judicial challenge. However, from time to time federal legislation is proposed which would allow individual states to prohibit the disposal of out-of-state waste or to limit the amount of out-of-state waste that could be imported for disposal and would require states, under certain circumstances, to reduce the amounts of waste exported to other states. Although such legislation has not yet been adopted by Congress, if this or similar legislation is enacted, states in which the Company operates landfills could act to limit or prohibit the importation of out-of-state waste. Such state actions could materially adversely affect landfills within those states that receive a significant portion of waste originating from out-of-state.

      In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations. In addition, the aforementioned proposed federal legislation, if adopted, could allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.

      Potential Liabilities Associated with Acquisitions. The businesses acquired by the Company may have liabilities that the Company did not discover or may have been unable to discover during its pre-acquisition investigations, including liabilities arising from environmental contamination or non-compliance by prior owners with environmental laws or regulatory requirements, and for which the Company, as a successor owner or operator, may be responsible. Any indemnities or warranties, due to their limited scope, amount, or duration, the financial limitations of the indemnitor or warrantor or other reasons, may not fully cover such liabilities.

      Dependence on Senior Management. The Company is highly dependent on its senior management team. The loss of the services of any member of senior management may have a material adverse effect on the Company's business, financial condition and results of operations. In an effort to minimize this risk, the Company has entered into employment contracts with certain members of senior management. The Company does not maintain "key man" life insurance with respect to members of senior management except for a $2.0 million policy maintained on the Company's President.

      Limits on Insurance Coverage. There can be no assurance that the Company's pollution liability insurance will provide sufficient coverage in the event an environmental claim were made against the Company or that the Company will be able to maintain in place such insurance at reasonable costs. An uninsured or underinsured claim of sufficient magnitude could have a material adverse effect on the Company's business, financial condition and results of operations.

      Incurrence of Charges Related to Capitalized Expenditures. In accordance with generally accepted accounting principles, the Company capitalizes certain expenditures and advances relating to acquisitions, pending acquisitions and landfill development and expansion projects. Indirect acquisition costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred. The Company's policy is to charge against earnings any unamortized capitalized expenditures and advances (net of any portion thereof that the Company estimates will be recoverable, through sale or otherwise) relating to any operation that is permanently shut down, any pending acquisition that is not consummated, and any landfill development or expansion project that is not or not expected to be successfully completed. Therefore, the Company may be required to incur a charge against earnings in future periods, which charge, depending upon the magnitude thereof, could materially adversely affect the Company's business, financial condition and results of operations.

      Use of Alternatives to Landfill Disposal. Alternatives to landfill disposal, such as recycling and composting, are increasingly being used. In addition, incineration is an alternative to landfill disposal in certain of the Company's markets. There also has been an increasing trend at the state and local levels to mandate recycling and waste reduction at the source and to prohibit the disposal of certain type of wastes, such as yard wastes, at landfills. These developments may result in the volume of waste going to landfills being reduced in certain areas, which may affect the Company's ability to operate its landfills at their full capacity or affect the prices that can be charged for landfill disposal services. For example, Illinois, Ohio and Pennsylvania, states in which the Company operates landfills, have adopted bans on the disposal of yard waste or leaves in landfills located in those states, and all of the states in which the Company operates landfills have adopted rules restricting or limiting disposal of tires at landfills. In addition, each of the states in which the Company operates landfills has adopted plans or requirements which set goals for specified percentages of certain solid waste items to be recycled. These recycling goals are being phased in over the next few years. These alternatives, if and when adopted and implemented, may have a material adverse effect on the business, financial condition and results of operations of the Company.

     Ability to Meet Financial Assurance Obligations. The Company is required to post a performance bond or to provide other forms of financial assurance in connection with closure and post-closure obligations with respect to landfills or its other solid waste management operations and may be required to provide such financial assurance in connection with municipal residential collection contracts. As of December 31, 1996, the Company had outstanding approximately $15.7 million of performance bonds. If the Company were unable to obtain surety bonds in sufficient amounts, or to provide other required forms of financial assurance, it would be unable to remain in compliance with the Subtitle D Regulations or comparable state requirements and, among other things, might be precluded from entering into certain municipal collection contracts and obtaining or holding landfill operating permits.

      Seasonality. The Company's revenues tend to be somewhat lower in the winter months. This is primarily attributable to the fact that: (i) the volume of waste relating to construction and demolition activities tends to increase in the spring and summer months; and (ii) the volume of industrial and residential waste in the regions where the Company operates tends to decrease during the winter months. In addition, particularly harsh weather conditions may delay the development of landfill capacity and otherwise result in the temporary suspension of certain of the Company's operations and could materially adversely affect the Company's overall business, financial condition and results of operations.

ITEM 2. PROPERTIES

      The principal fixed assets used by the Company in connection with its landfill operations are its landfills which are described under Item 1. "Business--Operations--Landfills." The five landfills currently owned by the Company are situated on sites owned by the Company.

      The principal fixed assets used by the Company in its collection operations and transfer stations as of March 15, 1997 are approximately 75 acres of land used for transfer stations and other facilities related to collection operations (of which approximately 29 acres are owned and 46 acres are leased); and approximately 80 landfill equipment and machinery units, 35,000 collection containers and small equipment units and 325 trucks and trailers (in each instance, such number includes owned and leased units).

      The Company's corporate headquarters are located in Burr Ridge, Illinois, where it leases approximately 4,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

      In the normal course of its business and as a result of the extensive governmental regulation of the waste industry, the Company may periodically become subject to various judicial and administrative proceedings involving federal, state or local agencies. In these proceedings, an agency may seek to impose fines on the Company to revoke, or to deny renewal of, an operating permit held by the Company. From time to time, the Company also may be subject to actions brought by citizens' groups or adjacent landowners in connection with the permitting and licensing of its landfills or transfer stations, or alleging environmental damage or violations of the permits and licensees pursuant to which the Company operates.

      In addition, the Company is or may become party to various claims and suits pending for alleged damages to persons and property, alleged violation of certain laws and for alleged liabilities arising out of matters occurring during the normal operation of the waste management business. In the opinion of management, the liability, if any, under these claims and suits would not materially adversely affect the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Common Stock of the Company has been quoted on the Nasdaq National Market under the symbol ("ADSI") since July 26, 1996, the date of the commencement of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the Nasdaq National Market:

                                                               High       Low
                                                             --------   --------
1996
3rd Quarter................................................  $ 18 1/4   $  9
4th Quarter................................................  $ 18 1/2   $ 15 1/2

     On March 15, 1997, there were approximately 65 registered owners of the Common Stock.

      The Company has never declared or paid any dividends on its Common Stock, and neither ADS nor CDI has declared or paid any dividends on its common stock. The Company and its Board of Directors currently intend to retain any earnings for use in the operation and expansion of the Company's business and do not anticipate paying any dividends on the Common Stock for the foreseeable future. The Credit Facility prohibits the payment of cash dividends without prior bank approval.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following table presents selected consolidated statement of operations, balance sheet and other data of the Company for the periods presented. See the Notes to the Consolidated Financial Statements included elsewhere herein for information concerning the basis of presentation. The following selected consolidated financial data as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996 have been derived from the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of December 31, 1992, 1993 and 1994 and for the years ended December 31, 1992 and 1993 are derived from audited consolidated financial statements that are not included herein.

                                                   Years Ended December 31,
                               -----------------------------------------------------------------
                                  1992         1993          1994          1995         1996
                               ---------   -----------   -----------   -----------   -----------
                                        (dollars in thousands, except per share amount)
Statement of Operations Data:
Revenues ....................  $     146   $     7,730   $    18,517   $    30,004   $    56,804
Cost of operations ..........        249         5,750        12,647        17,286        30,376
Selling, general and
  administrative expenses ...        625         1,646         4,910         5,882         8,328
Depreciation and amortization
  expense ...................        100         1,166         3,226         6,308        12,334
                               ---------   -----------   -----------   -----------   -----------
Operating income (loss) .....       (828)         (832)       (2,266)          528         5,766
Interest expense ............        (26)         (417)       (1,497)       (3,030)       (5,745)
Interest income .............         --            35             2           189           260
Other income ................         --            --            --            --           179
                               ---------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes and extraordinary
  item ......................       (854)       (1,214)       (3,761)       (2,313)          460
Income tax benefit
  (expense) .................         --           391         1,372          (332)         (245)
                               ---------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary item ........       (854)         (823)       (2,389)       (2,645)          215
Extraordinary item--gain
  (loss) on early retirement
  of debt ...................         --            74            --          (908)         (476)
                               ---------   -----------   -----------   -----------   -----------
Net income (loss) ...........       (854)         (749)       (2,389)       (3,553)         (261)
Preferred stock dividend ....         --            --            --          (190)         (109)
                               ---------   -----------   -----------   -----------   -----------
Net loss applicable to common
stockholders ................  $    (854)  $      (749)  $    (2,389)  $    (3,743)  $      (370)
                               =========   ===========   ===========   ===========   ===========
Per share of
  common stock:
Income (loss) before
   extraordinary item .......  $   (2.14)  $      (.58)  $      (.99)  $      (.80)  $       .02
Extraordinary item ..........         --           .05            --          (.26)         (.07)
                               ---------   -----------   -----------   -----------   -----------
Net loss ....................  $   (2.14)  $      (.53)  $      (.99)  $     (1.06)  $      (.05)
Weighted average common stock
  and common stock equivalent
  shares used to calculate
  per share amounts..........    399,465     1,406,219     2,411,381     3,527,688     7,063,928

                                                December 31,
                             ------------------------------------------------
                              1992      1993       1994     1995       1996
                             -------   -------   -------   -------   --------
                                             (in thousands)
Balance Sheet Data:
Cash and cash equivalents...   $   12   $ 2,134   $  548  $  6,383   $  2,301
Working capital (deficit)...     (332)      788   (2,237)   (8,819)     1,219
Property and equipment, net       467    15,156   17,062    81,250     93,692
Total assets................      705    35,651   37,557   114,693    144,986
Long-term debt and capital
  lease obligations, net of
  current portion...........       --    16,073   18,487    48,789     65,445
Redeemable preferred stock         --        --       --     1,908         --
Stockholders' equity........       89    12,531   12,132    33,855     58,097

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the "Selected Consolidated Financial Data," the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

Introduction

      The Company has adopted an acquisition-based growth strategy that focuses principally on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 36 acquisitions since January 1993. All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

      There are several other aspects of the Company's growth strategy that cause management to believe that the Company's historical results of operations may not be consistent with future performance, including the following:

     o Concentration of Landfill Assets. Since the CDI Acquisition, the mix of the Company's assets has been concentrated in landfills, as opposed to collection and transfer station operations. As a result of goodwill associated with the Company's acquisitions and the amortization expense associated with its landfill assets and closure obligations, the amount of depreciation and amortization as a percentage of the Company's revenues for the year ended December 31, 1996 was relatively high as compared to other solid waste companies (21.7%). Management believes that this percentage will decline as the Company further penetrates the market in its Illinois, Missouri, Ohio, western Pennsylvania and Rhode Island regions by acquiring or developing transfer stations, acquiring collection operations and making "tuck-in" acquisitions of collection companies.

     o Management Capabilities. Since 1993, the Company has assembled a management team with substantial experience in the solid waste industry. The Company believes that its senior management team has the ability to manage the Company's operations as they expand. Therefore, the Company believes that the amount of selling, general and administrative expenses is likely to decline as a percentage of revenues as the Company grows.

     o Cell Development Costs. Cells developed to date at the landfills acquired in the CDI Acquisition have been constructed with double liner composite systems. However, in September 1996, the Livingston, Illinois landfill received a permit to construct cells utilizing a single liner composite system. The Company continues to explore the possibility of using alternative design systems at its Ohio landfill, which should result in lower cell development costs.

      Consistent with its operating program, the Company believes acquisitions of solid waste companies will have a positive impact on its future results of operations. Additionally, the results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating acquired businesses, internalizing waste flows to the Company's landfills and realizing other synergies.

General

      Revenues. The Company's revenues are attributable primarily to fees charged to customers for waste collection, transfer and disposal services. The Company's collection services are generally provided under direct agreements with its customers or pursuant to contracts with municipalities. Commercial and municipal contract terms, where used, generally range from one to five years and commonly have automatic renewal options. A relatively small portion of such agreements also provide for the prepayment of certain fees, which fees are reflected as deferred revenues. The table below shows for the periods indicated, the percentage of the Company's total revenues attributable to services provided:

                                               Years Ended December 31,
                                        --------------------------------------
                                            1994         1995           1996
                                        ----------- ------------- ------------

Collection (1).........................     68.0%        55.3%          47.5%
Transfer...............................      9.1          5.0            2.1
Landfill (1)...........................     22.8         39.0           49.9
Other..................................      0.1          0.7            0.5
                                           -----        -----          -----
Total Revenues.........................    100.0%       100.0%         100.0%

----------
(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. During the year ended December 31, 1996, 93% of the total tonnage collected by the Company was disposed of at Company-owned landfills. This represents approximately 34% of the total tonnage disposed of at Company-owned landfills in the year ended December 31, 1986. During such period, the Company's captive waste (consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 61% of the solid waste disposed of at its landfills.

      Expenses. Cost of operations include labor, maintenance and repairs, equipment and facility rent, utilities and taxes, the costs of ongoing environmental compliance, safety and insurance, disposal costs and costs of independent haulers transporting Company waste to disposal sites. Disposal costs include certain landfill taxes, host community fees, landfill site maintenance, fuel and other equipment operating expenses and provision for post-closure expenses, consisting of cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal, anticipated to be incurred in the future.

      Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation, overhead, sales costs, community relations expenses, provisions for estimated uncollectible accounts receivable and unrealizable acquisition costs and management fees paid to an affiliate of Charterhouse (which terminated upon closing of the Company's initial public offering in July 1996).

      Depreciation and amortization expense includes depreciation of fixed assets, closure costs and amortization of landfill airspace, goodwill, other intangibles and loan origination fees. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price, landfill configuration and cell development costs.

      Certain direct landfill development costs, such as engineering, upgrading, construction and permitting costs, are capitalized and amortized based on airspace consumed. All of the Company's capitalized expenditures relating to cell development and landfill expansion work are in connection with cells for which the Company holds a permit for development. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulation and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

      The Company capitalizes engineering, legal, accounting and other direct costs incurred in connection with potential acquisitions, accounted for using the purchase method for business combinations. The Company, however, routinely evaluates such capitalized costs and expenses those costs related to acquisitions not likely to occur. Indirect acquisition costs, such as executive salaries, general corporate overhead and other corporate services, are expensed as incurred.

      Accrued closure and post-closure costs represent an estimate of the current value of the future obligations associated with closure and post-closure monitoring of non-hazardous solid waste landfills currently owned by the Company. Site specific closure and post-closure engineering cost estimates are prepared annually for landfills owned by the Company. Estimated costs are accrued based on accepted tonnage as landfill airspace is consumed. The Company periodically updates its estimates of future closure and post-closure costs. These changes are accounted for on a prospective basis. The Company expects its closure and post-closure costs per ton to decrease as it expands landfill capacity and as such costs are amortized over greater airspace.

      The Company has estimated that, as of December 31, 1996, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will approximate $10.9 million. In addition, the Company has estimated that, as of December 31, 1996, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $35.2 million. At December 31, 1995 and 1996, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $6.2 million and $7.6 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately 3 to 50 years, and an estimated average remaining life of greater than 20 years.

Results of Operations

      The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                   Years Ended December 31,
                                                 ---------------------------
                                                    1994      1995      1996
                                                 --------  --------   ------
Revenues.......................................     100.0%    100.0%   100.0%
Cost of operations.............................      68.3      57.6     53.5
Selling, general and administrative expenses...      26.5      19.6     14.6
Depreciation and amortization expenses.........      17.4      21.0     21.7
                                                 --------  --------   ------
Operating income (loss)........................     (12.2)      1.8     10.2
Interest expense, net..........................      (8.1)     (9.5)    (9.7)
Other income...................................       --        --       0.3
Income tax (expense) benefit...................       7.4      (1.1)    (0.5)
Extraordinary loss, net of income tax                (0.0)     (3.0)    (0.8)
                                                 --------- ---------  -------
      Net loss.................................     (12.9)%   (11.8)%   (0.5)%
                                                 ========= =========  =======
EBITDA margin..................................       5.2%     22.8%    31.9%

Years Ended December 31, 1996 and 1995

      Revenues. Revenues in 1996 were $56.8 million compared to $30.0 million in 1995. Approximately $17.1 million of the increase was attributable to the impact of the full year contribution from the CDI Acquisition, which was acquired by the Company in separate closings in June, August and November of 1995. In addition, the Company completed 16 acquisitions in 1996 which accounted for approximately $6.5 million of the increase in revenues.

      Cost of Operations. Cost of operations in 1996 was $30.4 million compared to $17.3 million in 1995, an increase corresponding to the Company's revenue growth described above. As a percentage of revenues, cost of operations declined to 53.5% in 1996 from 57.6% in 1995, due primarily to the following factors. The Company's proportion of landfill operations (which generally have lower operating costs than collection operations) has increased as a result of the full year contribution of the CDI Acquisition. In addition operating cost savings occurred as a result of the consolidation of the acquired Missouri collection operations and the full year impact of the new transfer stations opened in the Missouri region.

      Selling, General and Administrative Expenses. SG&A expenses were 8.3 million in 1996 compared to $5.9 million in 1995. The increase in the SG&A expenses resulted from the full year impact of the CDI Acquisition as well as increased expenses from the 16 acquisitions completed in 1996. As a percentage of revenues, SG&A expenses declined to 14.6% in 1996 from 19.6% in 1995. The decrease in SG&A expense as a percentage of revenues was due primarily to a significant increase in revenues, while corporate and other related administrative expenses increased moderately. In 1996 the Company terminated a management agreement with an affiliate of its principal shareholder, pursuant to which a management fee of $466,000 was paid in 1996.

      Depreciation and Amortization Expense. Depreciation and amortization expense for 1996 was $12.3 million compared to $6.3 million in 1995. The increase is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and to a lesser extent, the capital expenditures and goodwill associated with acquisitions consummated in 1996. As a percentage of revenues, depreciation and amortization expense was 21.7% during 1996 versus 21.0% in 1995. The relatively high percentages are primarily due to the configuration of Wheatland landfill in 1995 and the high concentration of the Company's assets in landfills following the CDI Acquisition in 1996. Depreciation and amortization expense is expected to decline as a percentage of revenue in future periods as the concentration of the Company's assets in landfills diminishes due to the full year impact of the 1996 collection company acquisitions and as the Company reduces future cell development costs. Net fixed assets increased to $93.7 million in 1996 from $81.3 million in 1995 and goodwill, net of accumulated amortization expense, increased to $31.2 million in 1996 from $15.7 million in 1995.

      Net Interest Expense. Net interest expense was $5.5 million in 1996 versus $2.8 million in 1995. This increase is attributable to the full year impact of additional debt incurred to complete the CDI Acquisition, and the 16 acquisitions completed in 1996.

      Income Taxes. The Company recorded an income tax provision of $245,000 and $332,000 respectively for 1996 and 1995. The 1996 provision reflects the Company having consolidated taxable income of $460,000. Although the Company recorded a net loss in 1995, the Company recorded an income tax provision because the Company's subsidiaries were not then consolidated and CDI reported a profit.

      Extraordinary Loss. In 1996 the Company recognized an extraordinary loss of $476,000, representing the write-off of unamortized debt issuance costs in connection with the refinancing of its prior credit facility.

Years Ended December 31, 1995 and 1994

      Revenues. Revenues in 1995 were $30.0 million compared to $18.5 million in 1994. The increase in revenues was due primarily to the effects of the CDI Acquisition and, to a lesser extent, price and volume increases attributable to existing operations. Revenues of $10.1 million in 1995 were generated from companies acquired during 1995, while increases in revenue attributable to operations acquired prior to 1996 amounted to $1.3 million.

      Cost of Operations. Cost of operations in 1995 was $17.3 million compared to $12.6 million in 1994. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 57.6% in 1995 compared to 68.3% in 1994. This decrease was due primarily to operating efficiencies and improvements from the Company's development of its Missouri region and the impact of the CDI Acquisition, which shifted the relative proportion of the Company's assets toward landfills that typically operate at higher margins than collection operations.

      Selling, General and Administrative Expenses. SG&A expenses were $5.9 million in 1995 compared to $4.9 million in 1994. The increase was a result of expenses associated with the CDI Acquisition, expenses incurred in connection with the Company's increase in personnel and other expenses related to the anticipated expansion of the Company's operations. SG&A expenses as a percentage of revenues were 19.6% in 1995 compared to 26.5% in 1994.

      Depreciation and Amortization Expense. Depreciation and amortization expense in 1995 was $6.3 million compared to $3.2 million in 1994. The increase in depreciation and amortization expense is due to the acquisition of the CDI landfills, with their relatively higher depreciation and amortization expense compared to depreciation and amortization expense of collection operations, depreciation of increased capital expenditures and a one time write-off of $505,000 following the Company's election in 1995 not to pursue the enforcement of several covenants not to compete. Net fixed assets increased to $81.3 million in 1995 from $17.1 million in 1994 and goodwill, net of accumulated amortization expense, increased to $15.7 million in 1995 from $13.6 million in 1994.

      Net Interest Expense. Net interest expense increased to $2.8 million in 1995 from $1.5 million in 1994. This increase primarily reflects increased indebtedness incurred in connection with acquisitions and capital expenditures.

      Income Taxes. Although the Company recorded a net loss in 1995, the Company recorded an income tax expense of $300,000 in 1995 because the Company's subsidiaries were not then consolidated and CDI reported a profit in 1995. The Company recorded an income tax benefit of $1.4 million in 1994. See Note 6 of the Notes to Consolidated Financial Statements included elsewhere herein.

      Extraordinary Expense. In 1995, the Company recognized an extraordinary loss of $908,000, representing unamortized deferred debt issuance cost in connection with the extinguishment of debt outstanding under a prior credit facility.

Liquidity and Capital Resources

      Due to the capital intensive nature of the solid waste industry, the Company has used, and expects to continue using, substantially all cash generated from operations to fund acquisitions, capital expenditures and landfill development. Certain operating equipment has also been acquired using leases which have short and medium-term maturities. As a result, the Company has incurred working capital deficits in the past, and there can be no assurance that its available working capital will be sufficient in the future as it pursues its acquisition-based growth strategy. Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through equity and bank financings. There can be no assurance that such financing will continue to be available.

      Operating activities provided net cash of $11.7 million in the year ended December 31, 1996, compared to $5.6 million in the year ended December 31, 1995. From 1995 to 1996, depreciation and amortization expense increased by $6.0 million and accounts payable, accrued liabilities and accrued environmental and landfill costs increased by $1.5 million. The increase in each of these items was primarily due to increases in environmental and landfill costs, which correlated with the significant increase in landfill revenues resulting from the full year impact of the CDI Acquisition. From 1994 to 1995 depreciation and amortization expense increased by $3.1 million and accounts payable, accrued liabilities and accrued environmental and landfill costs increased by $1.6 million primarily due to the CDI acquisition.

     Investing activities used net cash of $39.0 million and $68.4 million in the years ended December 31, 1996 and 1995, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During 1994, the Company spent $5.6 million in capital expenditures, of which $1.7 million was for cell development at the Company's initial two landfills. During 1995, when the Company acquired the three CDI landfills, the Company spent $6.2 million in capital expenditures, of which $4.9 million was for cell development. In connection with such acquisitions, the Company required $25.5 million in equity infusions from its principal stockholders and $36.7 million in bank debt. In 1996, the Company spent $14.0 million for capital expenditures, of which $9.0 million was used for cell development. The increase in cell development costs in 1996 over 1995 was due to the Company's ownership of the Clarion, Livingston and Wyandot landfills for the entire year and the fact that increased volumes at the landfills necessitated cell development to occur prior to the winter season when construction activities cease. In 1997, the Company expects to spend approximately $14.5 million for capital expenditures, of which $9.0 million is anticipated to be used for cell development. In 1997, the Company expects to spend approximately $14.5 million for capital expenditures, of which $9.0 million is anticipated to be used for cell development.

     Financing activities provided net cash of $23.2 million, $68.6 million and $5.7 million in the years ending December 31, 1996, 1995 and 1994, respectively. Net cash provided by financing activities in 1996 reflects the application of the net proceeds from the Company's initial public offering, net proceeds from the refinancing of the Company's credit facilities and repayment of a note payable to a stockholder. Net cash provided by financing activities in 1995 reflects the proceeds from the issuance of a $12.5 million note payable and $25.5 million in equity to the Company's principal stockholders and increased borrowings under the Company's prior credit facility incurred in connection with the CDI Acquisition.

      In March 1997 the Company increased the amount of its Credit Facility with Internationale Nederlanden (U.S.) Capital Corporation, as administrative agent for the lenders, and Morgan Guaranty Trust Company of New York, as documentation agent for the lenders, from $110 million to $125 million. The Credit Facility provides the Company with a term loan of $25 million, a $5 million revolving credit facility for working capital purposes, and a $95 million expansion facility, that may only be used for acquisitions. The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 1/2 of 1% and (b) the prime rate, plus an applicable margin ranging from 0% to 1.5%; or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin ranging from 1.5% to 3.25%, and have maturities ranging from 2001 to 2003. As of December 31, 1996, the Company had borrowed $66.3 million under the Credit Facility. As of such date, the interest rates on the various loans and lines of credit under the Credit Facility ranged from 8.63% to 9.50% and the total unused availability under the Credit Facility was $43.7 million, of which $10.0 million may be used for working capital purposes and $33.7 million may be used for acquisitions. During the year ended December 31, 1996, the Company's operating income plus depreciation and amortization ("EBITDA") was $18.1 million and interest expense during this period was $5.7 million. The Company's ability to use the expansion facility is based upon a number of covenants, including the maintenance of specified debt to equity and fixed charge coverage ratios. The Company is in compliance with the terms of these covenants. Other covenants contain limitations on the payments of dividends, the incurrence of additional debt and the use of proceeds from debt or equity issuances.

      The Company intends to satisfy its interest obligations as well as future capital expenditures and working capital requirements, with cash flows from operations and borrowings under the Credit Facility. However, the Company may need to raise additional capital to fund the acquisition and integration of additional solid waste businesses. The Company may raise such funds through bank financings or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such funding, if necessary, on favorable terms, if at all. If the Company is not successful in securing such funding, the Company's ability to pursue its business strategy may be impaired and results of operations for future periods may be adversely affected.

      The Company expects that Subtitle D and other regulations that apply to the non-hazardous waste disposal industry will require the Company, as well as others in the industry, to alter operations and to modify or replace existing facilities. Such expenditures have been and will continue to be substantial. Regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. These factors, together with the other factors discussed above, could substantially increase the Company's operating costs.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

American Disposal Services, Inc. and Subsidiaries:
  Consolidated Financial Statements
Report of Independent Auditors   .......................................... 33
Consolidated Balance Sheets at December 31, 1996 and 1995.................. 34
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994......................................... 35
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994................................... 36
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994......................................... 37
Notes to Consolidated Financial Statements................................. 38

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
American Disposal Services, Inc.

    We have audited the accompanying consolidated balance sheets of American Disposal Services, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Disposal Services, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 26, 1997, except as to

  Note 5 for which the

  date is March 21, 1997 and
  except as to Note 10
  for which the date is
  March 25, 1997

                        AMERICAN DISPOSAL SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                             (DOLLARS IN THOUSANDS)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
Current assets:
  Cash and cash equivalents...............................................................  $    2,301  $    6,383
  Cash held in escrow.....................................................................          --         156
  Trade receivables--Net of allowance for doubtful accounts of $473 and $476..............       9,741       6,331
  Prepaid expenses........................................................................       1,248         686
  Inventory...............................................................................         354         312
                                                                                            ----------  ----------
Total current assets......................................................................      13,644      13,868

Property and equipment, net...............................................................      93,692      81,250

Other assets:
  Cost over fair value of net assets of acquired businesses, net of accumulated
    amortization of $1,374 and $823.......................................................      31,237      15,739
  Other intangible assets, net of accumulated amortization of $439 and $305...............       1,610       1,081
  Debt issuance costs, net of accumulated amortization of $204 and $71....................       2,392         815
  Other...................................................................................       2,411       1,940
                                                                                            ----------  ----------
                                                                                            $  144,986  $  114,693
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................................................................  $    3,359  $    3,185
  Accrued liabilities.....................................................................       4,249       2,360
  Deferred revenues.......................................................................       2,245       1,202
  Current portion of long-term debt and capital lease obligations.........................       2,572       3,440
  Note payable to stockholder.............................................................          --      12,500
                                                                                            ----------  ----------
Total current liabilities.................................................................      12,425      22,687
Long-term debt and capital lease obligations, net of current portion......................      65,445      48,789
Accrued environmental and landfill costs..................................................       7,603       6,214
Deferred income taxes.....................................................................       1,416       1,240

Redeemable preferred stock................................................................          --       1,908

Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized; shares issued and
    outstanding; 1996--8,872,381; 1995--5,662,865.........................................          89          57
  Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and
    outstanding in 1996 and 1995..........................................................          --          --
Warrants outstanding......................................................................         107         107
Additional paid-in capital................................................................      66,170      41,590
Accumulated deficit.......................................................................      (8,269)     (7,899)
                                                                                            ----------  ----------
                                                                                                58,097      33,855
                                                                                            ----------  ----------
                                                                                            $  144,986  $  114,693
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1996        1995        1994
                                                                             ----------  ----------  ----------
Revenues...................................................................  $   56,804  $   30,004  $   18,517
Cost of operations.........................................................      30,376      17,286      12,647
Selling, general, and administrative expenses..............................       8,328       5,882       4,910
Depreciation and amortization..............................................      12,334       6,308       3,226
                                                                             ----------  ----------  ----------
Operating income (loss)....................................................       5,766         528      (2,266)
Interest expense...........................................................      (5,745)     (3,030)     (1,497)
Interest income............................................................         260         189           2
Other income...............................................................         179          --          --
                                                                             ----------  ----------  ----------
Income (loss) before income taxes and extraordinary item...................         460      (2,313)     (3,761)
Income tax benefit (expense)...............................................        (245)       (332)      1,372
                                                                             ----------  ----------  ----------
Income (loss) before extraordinary item....................................         215      (2,645)     (2,389)
Extraordinary item -- loss on early retirement of debt.....................        (476)       (908)         --
                                                                             ----------  ----------  ----------
Net loss...................................................................        (261)     (3,553)     (2,389)
Preferred stock dividend...................................................        (109)       (190)         --
                                                                             ----------  ----------  ----------
Net loss applicable to common stockholders.................................  $     (370) $   (3,743) $   (2,389)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Per common share:
  Income (loss) before extraordinary item..................................  $      .02  $     (.80) $     (.99)
  Extraordinary item.......................................................        (.07)       (.26)         --
                                                                             ----------  ----------  ----------
  Net loss.................................................................  $     (.05) $    (1.06) $     (.99)
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------
Weighted average common stock and common stock equivalent shares
  outstanding..............................................................   7,063,928   3,527,688   2,411,381
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

                            See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK                       ADDITIONAL                    TOTAL
                                       -----------------------    WARRANTS       PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                         SHARES      AMOUNT      OUTSTANDING     CAPITAL      DEFICIT        EQUITY
                                       ----------  -----------  -------------  -----------  ------------  ------------
Balance -- December 31, 1993.........   2,099,952   $      21     $     107     $  14,170    $   (1,767)   $   12,531
Issuance of common stock, net of
  issuance costs.....................     282,393           3            --         1,987            --         1,990
Net loss.............................          --          --            --            --        (2,389)       (2,389)
                                       ----------         ---         -----    -----------  ------------  ------------
Balance -- December 31, 1994.........   2,382,345          24           107        16,157        (4,156)       12,132
Issuance of common stock, net of
  issuance costs.....................   3,280,520          33            --        25,433            --        25,466
Net loss.............................          --          --            --            --        (3,553)       (3,553)
Dividends on preferred stock.........          --          --            --            --          (190)         (190)
                                       ----------         ---         -----    -----------  ------------  ------------
Balance -- December 31, 1995.........   5,662,865          57           107        41,590        (7,899)       33,855
Issuance of common stock, net of
  issuance costs.....................   3,162,500          32            --        24,573            --        24,605
Exercise of common stock warrants and
  options............................      47,016          --            --             7            --             7
Dividends on preferred stock.........          --          --            --            --          (109)         (109)
Net loss.............................          --          --            --            --          (261)         (261)
                                       ----------         ---         -----    -----------  ------------  ------------
Balance at December 31, 1996.........   8,872,381   $      89     $     107     $  66,170    $   (8,269)   $   58,097
                                       ----------         ---         -----    -----------  ------------  ------------
                                       ----------         ---         -----    -----------  ------------  ------------

                            See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1996        1995       1994
                                                                                  ----------  ----------  ---------
OPERATING ACTIVITIES
Net loss........................................................................  $     (261) $   (3,553) $  (2,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
  Extraordinary item, net.......................................................         476         908         --
  Depreciation and amortization.................................................      12,334       6,308      3,226
  Provision for environmental and landfill costs................................         571         292         48
  Deferred income taxes.........................................................         176          47     (1,372)
  Gain on sale of fixed assets..................................................         (98)         --         --
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables...........................................................      (2,600)       (340)      (625)
    Prepaid expenses, cash held in escrow and other assets......................      (1,029)        (33)      (361)
    Inventory...................................................................         (42)       (128)       (96)
    Accounts payable, accrued liabilities and accrued environmental and landfill
      costs.....................................................................       1,522       1,846        235
    Deferred revenue............................................................         656         254        210
                                                                                  ----------  ----------  ---------
Net cash provided by (used in) operating activities.............................      11,705       5,601     (1,124)

INVESTING ACTIVITIES
Capital expenditures............................................................     (14,003)     (6,173)    (5,600)
Cost of acquisitions............................................................     (25,029)    (62,201)      (580)
                                                                                  ----------  ----------  ---------
Net cash used in investing activities...........................................     (39,032)    (68,374)    (6,180)

FINANCING ACTIVITIES
Net proceeds from issuances of common stock.....................................      24,605      25,466      1,990
Exercise of stock options and warrants..........................................           7          --         --
Redemption of preferred stock...................................................      (1,950)         --         --
Net proceeds from issuance of preferred stock...................................          --       1,908         --
Preferred stock dividend........................................................        (109)       (190)        --
Proceeds from issuance of long-term debt........................................      66,950      32,568      6,319
Repayments of indebtedness......................................................     (51,162)     (2,698)    (2,511)
Proceeds from (payment of) note payable to stockholder..........................     (12,500)     12,500         --
Debt issuance costs.............................................................      (2,596)       (946)       (80)
                                                                                  ----------  ----------  ---------
Net cash provided by financing activities.......................................      23,245      68,608      5,718
                                                                                  ----------  ----------  ---------
Net increase (decrease) in cash and cash equivalents............................      (4,082)      5,835     (1,586)
Cash and cash equivalents, at beginning of year.................................       6,383         548      2,134
                                                                                  ----------  ----------  ---------
Cash and cash equivalents, at end of year.......................................  $    2,301  $    6,383  $     548
                                                                                  ----------  ----------  ---------
                                                                                  ----------  ----------  ---------

Supplemental cash flow information:
Cash paid for interest..........................................................  $    6,222  $    2,515  $   1,426
Cash (refunds) paid for income taxes............................................        (159)        478         --

                            See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1996, 1995 AND 1994

1. FORMATION AND BASIS OF PRESENTATION

    ADS, Inc. (ADS) was organized January 15, 1991, to acquire, develop, and operate non-hazardous municipal solid waste disposal, collection, and transfer operations and provide non-hazardous solid waste disposal management services to commercial, industrial, and residential customers. During 1993, an affiliate of Charterhouse Equity Partners, L.P. (CEP) purchased a controlling interest in ADS.

    County Disposal, Inc. (County) was incorporated by Charterhouse Equity Partners II, L.P. (CEPII) on April 27, 1995, for the purpose of acquiring certain net assets of Envirite Corporation (Envirite). On April 28, 1995, Envirite and County entered into an Asset Purchase Agreement whereby County agreed to purchase from Envirite certain landfill facilities and waste transportation and collection equipment located in Livingston County, Illinois, and Wyandot County, Ohio; all of the issued and outstanding capital stock of County Environmental Services, Inc., a wholly-owned subsidiary of Envirite, which owned and operated a landfill facility and waste transportation and collection equipment located in Clarion County, Pennsylvania; and certain related assets and assumption of certain liabilities.

    Effective January 1, 1996, the stockholders of ADS and County exchanged their shares for shares of a newly created holding company by the name of American Disposal Services, Inc. (the Company). This share exchange (the Exchange) qualifies as a transfer of companies under common control as affiliates of Charterhouse Group International, Inc. are the general partners and in control of CEP and CEPII and, accordingly, the transaction has been accounted for at historical cost in a manner similar to pooling of interests accounting. The financial statements have been prepared as if this Exchange had occurred as of December 31, 1993.

    In July 1996, the Company issued 3,162,500 shares of common stock at $9.00 per share in its initial public offering. Proceeds from the offering, net of underwriting commissions and related expenses, were $24.6 million. Immediately following the offering, the Company had 8,825,365 common stock shares issued and outstanding. The offering proceeds were used to finance acquisitions and paydown a portion of the debt facility.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. No single group or customer represents greater than 10% of total accounts receivable. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within management's expectations.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAIR VALUE OF FINANCIAL INSTRUMENTS

    Trade receivables, trade payables, and debt obligations are carried at cost which approximates fair value.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents represent cash in banks and liquid investments with original maturities of three months or less.

CASH HELD IN ESCROW

    Cash held in escrow represents cash held in banks restricted to fund obligations incurred in acquiring businesses.

INVENTORY

    Inventory is stated at the lower of cost (first in, first out method) or market and consists principally of equipment parts, materials, and supplies.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the respective assets as follows:

Vehicles and equipment.....................  3 to 12 years

                                                  25 to 30
Buildings..................................          years

    Expenditures for major renewals are capitalized, and expenditures for routine maintenance and repairs are charged to expense as incurred.

    Capitalized landfill costs include expenditures for land and related airspace, permitting costs and preparation costs. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction of landfill improvements, cell development costs, and the direct costs of Company personnel dedicated for these purposes. Preparation costs for individual secure land disposal cells are recorded in property and equipment and amortized as the airspace is filled.

INTANGIBLE ASSETS

    The cost over fair value of net assets of acquired businesses is amortized on the straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are covenants not to

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) compete and customer lists, are amortized on the straight-line method over their estimated lives, typically no more than 12 years. Amortization expense for fiscal years 1996, 1995, and 1994 related to intangible assets was approximately $1.0 million, $1.4 million, and $600,000, respectively. In 1995, the Company determined not to enforce certain covenants not to compete which arose from 1993 transactions with the net book value of such covenants of $505,000, was fully written-off and included in 1995 amortization expense.

DEFERRED ACQUISITION COSTS

    The Company capitalizes engineering, legal, accounting, and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Net deferred acquisition costs, included in other intangible assets, were approximately $545,000 and $370,000 at December 31, 1996 and 1995, respectively.

ACCRUED ENVIRONMENTAL AND LANDFILL COSTS

    Accrued environmental and landfill costs represent landfill accruals which are provided for environmental compliance costs and closure and post-closure costs. These accruals are based on accounting estimates by management determined primarily from the results of engineering studies and reviews and on interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations, or the approved state counterpart, and recently promulgated air emissions standards under the Clean Air Act, as they apply on a state-by-state basis. The Company typically provides accruals for these costs as permitted airspace of such facilities is consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Certain of these accrued environmental and landfill costs, principally capping, leachate collection and removal, and methane gas control and recovery, are operating and maintenance costs to be incurred during the 30-year period after the facility closes, but are accrued during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the EPA's recently promulgated air emissions standards. An environmental and landfill cost accrual is provided as a liability assumed for purchased landfill operations based on permitted airspace consumed prior to the acquisition date and is included in the purchase price allocation (see Note 3). The Company has estimated that, as of December 31, 1996, post-closure expenses, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will approximate $10.9 million. In addition, the Company has estimated that, as of December 31, 1996, closure costs expected to occur during the operating lives of these facilities' useful lives will approximate $35.2 million. These accruals are reviewed by management periodically and revised prospectively for any significant changes in future cost estimates.

INCOME TAXES

    Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Landfill revenues are recorded at the date of actual waste disposal. Revenues billed prior to the performance of services are deferred and recorded as income in the period in which the related services are rendered, generally over a three-month period.

EARNINGS PER SHARE

    Earnings per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during each year and incremental shares from the assumed exercise of options and warrants granted and computed using the treasury stock method.

STOCK-BASED COMPENSATION

    The Company typically grants stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for such stock option grants in accordance with Accounting Principles Board Opinion No. 25 "Accounting for Stock Options Issued to Employees" (APB 25), and, accordingly, typically recognizes no compensation expense for these stock option grants.

3. ACQUISITIONS

    The acquisitions below have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective acquisition dates. The purchase prices have been allocated to the assets acquired and liabilities assumed based on their fair values at their respective acquisition dates with the residual allocated to cost over fair value of net assets acquired.

    During 1996 the Company acquired 16 non-hazardous solid waste businesses, consisting of 16 collection operations and two transfer stations. As described in Note 1, the Company acquired three non-hazardous solid waste landfills and a solid waste collection operation (the Envirite Acquisition) during 1995.

    The Company has not completed its valuation of certain of its 1996 purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

3. ACQUISITIONS (CONTINUED)
    The purchase prices allocated to the net assets acquired are as follows (in thousands):

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------
Property and equipment..................................................  $   8,425  $  62,288
Accounts receivable and inventory.......................................        810      3,363
Other assets............................................................        785      1,664
Cost over fair value of net assets acquired.............................     15,642      3,060
Total liabilities assumed...............................................       (633)    (8,174)
                                                                          ---------  ---------
Total cash paid.........................................................  $  25,029  $  62,201
                                                                          ---------  ---------
                                                                          ---------  ---------

    The pro forma unaudited results of operations for the years ended December 31, 1996 and 1995, assuming each acquisition above had occurred on January 1, 1995, are as follows (in thousands, except per share data):

                                                                       YEARS ENDED DECEMBER
                                                                               31,
                                                                      ----------------------
                                                                         1996        1995
                                                                      ----------  ----------
Revenues............................................................  $   64,356  $   56,371
Operating income (loss).............................................       5,966      (1,106)
Net loss applicable to common stockholders..........................        (370)     (8,500)
Pro forma loss per share of common stock............................        (.05)      (2.41)
Weighted average common stock and common stock equivalent shares
  outstanding.......................................................   7,063,928   3,527,688

    The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1995 nor are they necessarily indicative of future operating results.

4. PROPERTY AND EQUIPMENT

    Property and equipment are summarized as follows (in thousands):

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1996       1995
                                                                         ----------  ---------
Land...................................................................  $    5,417  $   5,038
Landfills..............................................................      78,547     66,529
Buildings..............................................................       3,285      2,695
Vehicles and equipment.................................................      23,977     14,335
                                                                         ----------  ---------
                                                                            111,226     88,597
Less: Accumulated depreciation and amortization........................     (17,534)    (7,347)
                                                                         ----------  ---------
                                                                         $   93,692  $  81,250
                                                                         ----------  ---------
                                                                         ----------  ---------

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

5. OBLIGATIONS

    Obligations, which approximate fair value, are summarized as follows (in thousands):

                                                                                                  DECEMBER 31,
                                                                                              --------------------
                                                                                                1996       1995
                                                                                              ---------  ---------
Long-term debt:
  Acquisition loan, ING Capital Corporation.................................................  $  41,506  $      --
  Term loan, ING Capital Corporation........................................................     24,750         --
  Other borrowings, with interest rates ranging from 7.0% to 11.0%..........................      1,101      1,285
  Term loan, Bank of America................................................................         --     20,000
  Revolving loan, Bank of America...........................................................         --     10,847
  Term loan A, ING Capital Corporation......................................................         --     12,525
  Term loan B, ING Capital Corporation......................................................         --      4,000
  Revolving loan, ING Capital Corporation...................................................         --      2,423
Capital lease obligations:
  Capital lease obligations with interest and principal due monthly through 1999, at various
    interest rates ranging from 6.0% to 9.5%, secured by equipment..........................        660      1,149
                                                                                              ---------  ---------
                                                                                                 68,017     52,229
Less: Current portion.......................................................................      2,572      3,440
                                                                                              ---------  ---------
Long-term obligations, net of current portion...............................................  $  65,445  $  48,789
                                                                                              ---------  ---------
                                                                                              ---------  ---------

    In May 1996, the Company entered into a credit agreement with Internationale Nederlanden (US) Capital Corporation (ING), as administrative agent, and Morgan Guaranty Trust Company of New York, as document agent, that provided for borrowings of up to $87 million to finance acquisitions and provide working capital (Credit Facility), which was used to repay the existing credit agreements with Bank of America and ING, as well as the note payable to stockholder and the redeemable preferred stock. In August 1996, this Credit Facility was amended to provide for borrowings up to $110 million. The Credit Facility consists of a $25 million term loan, $10 million revolving loan, and $75 million acquisition facility. The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion either: (i) the higher of (a) the federal funds rate plus 0.5% and
(b) the prime rate, plus an applicable margin ranging from 0% to 1.5%; or (ii) the London Interbank Offered Rate (LIBOR), plus an applicable margin ranging from 1.50% to 3.25%, and have maturities ranging from 2001 to 2003. The term loan had an interest rate of 8.88% at December 31, 1996 and the acquisition facility had an interest rate of 8.68% at December31, 1996. The Credit Facility is secured by substantially all of the assets of the Company. Under terms of the Credit Facility, the Company is subject to various debt covenants, including maintenance of certain financial ratios and other restrictions. The Credit Facility requires the Company to use 50% of the proceeds of any equity offering to repay a portion of the term loans. Effective March 21, 1997, the Company amended the Credit Facility (i) to expand the borrowing capacity to $125 million, (ii) to waive the term loan repayment requirement of any offering proceeds and (iii) to permit the reborrowing of any amounts under the expansion facility which may be repaid in connection with an equity offering consummated in 1997. In connection with refinancings during 1996 and 1995, the Company recognized an extraordinary loss, net of income tax benefit, of $476,000 and $908,000, respectively, representing unamortized deferred debt issuance costs.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

5. OBLIGATIONS (CONTINUED)
    At December 31, 1996, maturities of obligations (excluding capital lease obligations) are as follows (in thousands):

1997...............................................................  $   2,207
1998...............................................................      6,507
1999...............................................................      8,890
2000...............................................................     12,920
2001 and thereafter................................................     36,833
                                                                     ---------
                                                                     $  67,357
                                                                     ---------
                                                                     ---------

6. INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting and income tax purposes. Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):

                                                                                                   DECEMBER 31,
                                                                                               --------------------
                                                                                                 1996       1995
                                                                                               ---------  ---------
Deferred tax assets arising from:
  Net operating loss carryforwards...........................................................  $   2,938  $   3,111
  Closure and post-closure costs.............................................................        421        421
  Amortization of intangibles................................................................        881        550
  Other......................................................................................         26         41
                                                                                               ---------  ---------
Total deferred tax assets....................................................................      4,266      4,123

Valuation allowance..........................................................................     (2,280)    (2,323)
                                                                                               ---------  ---------
Net deferred tax assets......................................................................      1,986      1,800

Deferred tax liabilities arising from:
  Property and equipment.....................................................................      2,855      2,898
  Amortization of intangibles and landfill...................................................        472         84
  Capital leases.............................................................................         32         32
  Other......................................................................................         43         26
                                                                                               ---------  ---------
Total deferred tax liabilities...............................................................      3,402      3,040
                                                                                               ---------  ---------
Net deferred tax liability...................................................................  $   1,416  $   1,240
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    At December 31, 1996, the Company had net operating loss (NOL) carryforwards of approximately $8.0 million for federal income tax purposes that expire in years 2006 to 2010. The utilization of the NOL carryforwards is limited by future taxable earnings generated at the subsidiary level. The Company recorded a valuation allowance to reflect uncertainty as to the utilization of such NOL carryforwards for financial reporting purposes. The maximum annual utilization of such NOL carryforwards are limited under the Internal Revenue Code as a result of changes in ownership that have occurred.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

6. INCOME TAXES (CONTINUED)
    Significant components of the income tax expense (benefits) were as follows (in thousands):

                                                                                               DECEMBER 31,
                                                                                      -------------------------------
                                                                                        1996       1995       1994
                                                                                      ---------  ---------  ---------
Current:
  Federal...........................................................................  $      99  $     141  $      --
  State.............................................................................        (30)       144         --
                                                                                      ---------  ---------  ---------
                                                                                             69        285         --

Deferred:
  Federal...........................................................................        146         38     (1,205)
  State.............................................................................         30          9       (167)
                                                                                      ---------  ---------  ---------
                                                                                            176         47     (1,372)
                                                                                      ---------  ---------  ---------
Total provision.....................................................................  $     245  $     332  $  (1,372)
                                                                                      ---------  ---------  ---------
                                                                                      ---------  ---------  ---------

    A reconciliation from the statutory income tax rate to the effective income tax rate was as follows:

                                                                                                DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1996       1995       1994
                                                                                       ---------  ---------  ---------
Federal statutory income tax rate....................................................       34.0%     (34.0)%     (34.0)%
Effect of:
  State taxes, net of federal tax effect.............................................         --        3.1       (2.9)
  Nondeductible goodwill.............................................................       15.5         --         --
  Net operating loss with no benefit.................................................         --       39.6        0.1
  Other, net.........................................................................        3.8        1.6        0.3
                                                                                             ---  ---------  ---------
Effective tax rate...................................................................       53.3%      10.3%     (36.5)%
                                                                                             ---  ---------  ---------
                                                                                             ---  ---------  ---------

7. RELATED PARTY TRANSACTIONS

    The Company had entered into a management agreement with a stockholder for certain services to be rendered to the Company in exchange for annual management fees. The management agreement was terminated in connection with the initial public offering during July 1996. Management fees of approximately $466,000, $659,000, and $515,000 were incurred in 1996, 1995, and 1994, respectively.

    At December 31, 1995, the Company had a $12,500,000 unsecured note payable outstanding to a stockholder, which was issued on November 16, 1995 and was due November 16, 1996, bearing an annual interest rate of prime plus 3%. The Company repaid the note payable to the stockholder in May 1996. Interest expense relating to this note payable was approximately $621,000 and $180,000 in 1996 and 1995, respectively.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL AND REGULATORY REQUIREMENTS

    The business and activities of the Company are, and may become more, extensively regulated by, among others, the federal Environmental Protection Agency, the Department of Transportation, the Interstate Commerce Commission, and various state and local environmental and transportation regulatory authorities. The Company is subject to various statutes and regulations which include, but are not limited to, the Resource Conservation and Recovery Act of 1976, the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Clean Air Act, and numerous state and local laws and regulations. The full impact of these laws and regulations and the possible adoption of new statutes and regulations with respect to the Company's facilities and operations is uncertain and could have material adverse effects on the Company's business, results of operations, and financial condition in that the Company: (i) could be required to incur additional expenses in compliance efforts, (ii) might be unable to comply, forcing the Company to cease operations, and (iii) could incur additional liability for past operation(s) of acquired assets. These regulations may also impose restrictions on the Company's operations, such as limiting the expansion of disposal facilities, limiting or banning the disposal of out-of-state waste or certain other categories of waste, or mandating the disposal of local refuse.

    Although the Company believes it is in substantial compliance with current regulatory requirements, because of heightened political and public concern over environmental issues, companies in the waste disposal industry, including the Company, may become subject to judicial and administrative proceedings involving federal, state, or local agencies in the normal course of business.

    The Company has obtained some levels of pollution liability insurance covering certain claims for sudden or gradual onset environmental damage at its landfill sites. The Company carries a comprehensive general liability insurance policy which management considers adequate to protect its assets and operations from other risks.

    The Company also may be subject to claims for personal injury or property damage arising out of motor vehicle accidents involving its trucks. The Company currently carries insurance with policy limits which management believes to be sufficient to cover these risks. If the Company were to incur liabilities outside of or in excess of its insurance limits, its financial condition could be adversely affected.

    In connection with the Company's existing landfills, the Company has provided financial assurance bonds for approximately $15.2 million at December 31, 1996, from a financial institution to provide financial assurance that closure and postclosure expenses will be met in the event that the Company is not able to fulfill its closure and postclosure obligations.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

8. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1996, future minimum lease payments under noncancelable lease obligations are as follows (in thousands):

                                                                                                 CAPITAL     OPERATING
                                                                                                 LEASES       LEASES
                                                                                               -----------  -----------
1997.........................................................................................   $     431    $   1,151
1998.........................................................................................         192          930
1999.........................................................................................         104          667
2000.........................................................................................          --          298
2001 and thereafter..........................................................................          --          437
                                                                                                    -----   -----------
Total minimum lease payments.................................................................         727    $   3,483
                                                                                                            -----------
                                                                                                            -----------
Less: Amount representing interest...........................................................          67
                                                                                                    -----
Present value of net minimum lease payments..................................................   $     660
                                                                                                    -----
                                                                                                    -----

    Rental expense in 1996, 1995, and 1994 was approximately $1.3 million, $793,000, $132,000, respectively.

REDEEMABLE PREFERRED STOCK

    On March 28, 1995, ADS issued 1,950 shares of its Series A Preferred Stock and 46,550 warrants to purchase shares of common stock of the Company, for $1,950,000. The holder of the warrants can purchase one common share for each warrant held at the exercise price of $.10 per share on or before December 31, 2002. The Company redeemed the outstanding preferred stock in May 1996, and paid any accrued dividends related to the preferred stock. The warrants were redeemed for shares of common stock in 1996.

9. STOCKHOLDERS' EQUITY

STOCK OPTIONS

    The Company's Board of Directors adopted the American Disposal Services, Inc. 1996 Stock Option Plan effective January 1, 1996. As of December 31, 1996, the plan permits grants of options up to an aggregate of 1,100,000 shares of common stock to employees and certain consultants of the Company, on such terms as the Company's compensation committee (or a stock option subcommittee thereof) determines. Options granted under the plan as of January 1, 1996 replaced existing stock options granted by ADS and County in connection with the Exchange. The stock options vest over three and five year periods and are exercisable over a ten year period from the original grant dates. All vesting is subject to acceleration under specified circumstances.

    Options to purchase an aggregate of 63,601 shares were granted outside the plan to a former employee and were fully vested as of January 1, 1996. Such shares have an exercise price of $7.17 per share, increasing at 25% per annum from the date of original grant of the ADS stock options they replace.

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

9. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of stock option information follows:

                                                           1996                    1995                    1994
                                                  ----------------------  ----------------------  ----------------------
                                                              WEIGHTED                WEIGHTED                WEIGHTED
                                                               AVERAGE                 AVERAGE                 AVERAGE
                                                              EXERCISE                EXERCISE                EXERCISE
                                                   OPTIONS      PRICE      OPTIONS      PRICE      OPTIONS      PRICE
                                                  ---------  -----------  ---------  -----------  ---------  -----------
Outstanding at beginning of year................    869,617   $    7.36     186,444   $    7.17     144,900   $    7.17
  Granted.......................................     68,270        9.00     683,173        7.41      41,544        7.17
  Exercised.....................................        467        7.17           0          --           0          --
  Forfeited.....................................     (2,506)       7.64           0          --           0          --
                                                  ---------       -----   ---------       -----   ---------       -----
Outstanding at end of year......................    934,914   $    7.47     869,617   $    7.36     186,444   $    7.17
                                                  ---------       -----   ---------       -----   ---------       -----
                                                  ---------       -----   ---------       -----   ---------       -----
Exercisable at end of year......................    434,553                 105,223                       0
Available for future grant......................    228,220                 293,984                 977,157
Weighted average value of options granted during
 the year.......................................              $    4.33               $    1.88

    As of December 31, 1996, the Company had outstanding 934,914 options with exercise prices between $7.17 and $9.00 per share and weighted average remaining lives of 8.2 years.

    The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Disclosure of pro forma information regarding net loss and net loss per share is required by FAS 123, and has been determined as if the Company had accounted for its stock options granted in 1996 and 1995 under the fair value method. The options granted in 1996 were valued using the Black-Scholes option pricing model. The options granted in 1995, as a non-public company, were valued using the minimum value method. The Black-Scholes option valuation model requires the input of highly subjective assumptions and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the model cannot necessarily provide a single measure of the fair value of its stock options. The following assumptions were utilized in the valuation:

                                                                              DECEMBER 31,
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------

Risk-free interest rate.................................................      6.65%      5.85%
Expected dividend yield.................................................         0%         0%
Expected stock price volatility.........................................      44.4%        n/a
Expected life of options................................................    5 years    5 years

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

9. STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's stock options granted in 1996 and 1995 been determined based on the fair value at the dates of grants, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                             1996       1995
                                                                           ---------  ---------
Pro forma net loss (in thousands of dollars).............................  ($    687) ($  3,807)
Pro forma net loss per share applicable to common shareholders...........  ($   0.10) ($   1.08)

    The pro forma effect for 1996 and 1995 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted in 1996 and 1995 and do not reflect the fair value of outstanding options granted prior to 1995.

STOCK WARRANTS

    In connection with obtaining various credit agreements, the Company issued warrants to purchase 168,905 shares of common stock with exercise prices ranging from $4.72 to $7.41 per share. The Company recorded the fair value of the warrants as a component of equity and recognized debt issuance cost of $106,666. The warrants expire 10 years from date of issuance.

    In connection with the Exchange, 5,000,000 shares of new preferred stock of the Company were authorized with none issued at December 31, 1996 and 1995.

10. SUBSEQUENT EVENTS

    Subsequent to December 31, 1996, the Company acquired substantially all the assets of Sparky's Waste Control and A-1 Container, and acquired the stock of Allied Waste Systems, Inc. In addition, the Company entered into definitive asset purchase agreements on March 24, 1997 and March 25, 1997 to acquire substantially all the assets of Liberty Disposal, Inc. and the Evansville, Indiana operations of Waste Management of Indiana, LLC, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

      The information required by Part III (Items 10 through 13) is incorporated by reference to the captions "Principal Stockholders," "Election of Directors," "Management" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A within 120 days after the end of the Company's fiscal year covered by this Report.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) 1. Index to Financial Statements

       Report of Independent Auditors   .................................. 33
       Consolidated Balance Sheets at December 31, 1996 and 1995.......... 34
       Consolidated Statements of Operations for the years ended
         December 31, 1996, 1995 and 1994................................. 35
       Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994........................... 36
       Consolidated Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994................................. 37
       Notes to Consolidated Financial Statements......................... 38

     (a) 2. Financial Statement Schedules

            No formal statement schedules are required by Regulation S-X for each of the three years in the period ended December 31, 1996.

     (b) No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended December 31, 1996.

     (c) See Exhibit Index immediately following signature pages.

                                  SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    AMERICAN DISPOSAL SERVICES, INC.


                                    By: /s/ RICHARD DE YOUNG
                                        -------------------------------------
                                            Richard DeYoung
Date: March 26, 1997                        President

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----

    /s/ David C. Stoller      Chairman and Director (principal    March 26, 1997
----------------------------- executive officer)
    /s/ David C. Stoller

    /s/ Richard De Young      President and Director              March 26, 1997
-----------------------------
    /s/ Richard De Young

    /s/ Stephen P. Lavey      Chief Financial Officer (principal  March 26, 1997
----------------------------- financial officer)
    /s/ Stephen P. Lavey

/s/ Lawrence R. Conrath, Sr.  Vice President and Controller)      March 26, 1997
----------------------------- (principal accounting officer
/s/ Lawrence R. Conrath, Sr.

    /s/ Merril M. Halpern     Director                            March 26, 1997
-----------------------------
    /s/ Merril M. Halpern

    /s/ A. Lawrence Fagan     Director                            March 26, 1997
-----------------------------
    /s/ A. Lawrence Fagan

 /s/ Richard T. Henshaw, III  Director                            March 26, 1997
-----------------------------
 /s/ Richard T. Henshaw, III

    /s/ G. T. Blankenship     Director                            March 26, 1997
-----------------------------
    /s/ G. T. Blankenship

    /s/  Norman Steisel       Director                            March 26, 1997
-----------------------------
    /s/  Norman Steisel

                                  EXHIBIT INDEX

        Exhibit No.                    Description of Exhibits
        -----------                    -----------------------

            3.1         Restated Certificate of Incorporation of the Company (1)

            3.2         Amendment to Restated Certificate of Incorporation (1)

            3.3         By-laws of the Company (1)

            10.1 Credit Agreement dated as of August 30, 1996 among the Company, Internationale Nederlanden (U.S.) Capital Corporation, as administrative agent, and Morgan Guaranty Trust Company of New York, as documentation agent, and the other financial institutions party thereto (2)

            10.2 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 21, 1997 among the Company, Internationale Nederlanden (U.S.) Capital Corporation, as administrative agent, and Morgan Guaranty Trust Company of New York, as documentation agent, and the other financial institutions party thereto

            10.3 Registration Rights Agreement dated as of January 1, 1997 among the Company and certain of its stockholders(1)

            10.4 Employment Agreement dated as of May 31, 1996 between the Company and Richard De Young (1)

            10.5 Employment Agreement dated January 26, 1993 between the Company and John J. McDonnell, as amended (1)

            10.6 Employment Agreement dated May 16, 1995 between the Company and Richard T. Kogler (1)

            10.7 Employment Agreement dated June 2, 1995 between the Company and Ann L. Straw (1)

            10.8 Employment Agreement dated May 3, 1994 between the Company and Lawrence R. Conrath, Sr. (1)

            10.9 Employment Agreement dated as of May 31, 1996 between the Company and David C. Stoller (1)

            10.10 Employment Agreement dated as of February 21, , 1997 between the Company and Stephen P. Lavey

            10.11       American Disposal Services, Inc. 1996 Stock Option Plan
                        (1)

            10.12 Form of Indemnification Agreement between the Company and its directors (1)

            10.13 Form of Indemnification Agreement between the Company and its executive officers (1)

            10.14 Form of Indemnification Agreement between the Company and its directors and executive officers (1)

            10.15 Form of Tax-Sharing Agreement between the Company and its executive officers (1)

            21.1        Subsidiaries of the Company (3)

            23.1        Consent of Ernst & Young LLP

            27.1        Financial Data Schedule

----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-4889).

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 26, 1996.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-24103)