Form 10-K/A
period 1996-12-31
AMERICAN DISPOSAL SERVICES INC
filed 1997-04-02
CIK 881655

FORM 10-K/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

    /s/  Norman Steisel       Director                            March 26, 1997
-----------------------------
    /s/  Norman Steisel

                                  EXHIBIT INDEX

        Exhibit No.                    Description of Exhibits
        -----------                    -----------------------

            3.1         Restated Certificate of Incorporation of the Company (1)

            3.2         Amendment to Restated Certificate of Incorporation (1)

            3.3         By-laws of the Company (1)

            10.1 Credit Agreement dated as of August 30, 1996 among the Company, Internationale Nederlanden (U.S.) Capital Corporation, as administrative agent, and Morgan Guaranty Trust Company of New York, as documentation agent, and the other financial institutions party thereto (2)

            10.2 Amendment No. 1 to the Amended and Restated Credit Agreement dated as of March 21, 1997 among the Company, Internationale Nederlanden (U.S.) Capital Corporation, as administrative agent, and Morgan Guaranty Trust Company of New York, as documentation agent, and the other financial institutions party thereto (3)

            10.3 Registration Rights Agreement dated as of January 1, 1997 among the Company and certain of its stockholders(1)

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

            10.6 Employment Agreement dated May 16, 1995 between the Company and Richard T. Kogler (1)

            10.7 Employment Agreement dated June 2, 1995 between the Company and Ann L. Straw (1)

            10.8 Employment Agreement dated May 3, 1994 between the Company and Lawrence R. Conrath, Sr. (1)

            10.9 Employment Agreement dated as of May 31, 1996 between the Company and David C. Stoller (1)

            10.10 Employment Agreement dated as of February 21, 1997 between the Company and Stephen P. Lavey (3)

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

            21.1        Subsidiaries of the Company (4)

            23.1        Consent of Ernst & Young LLP

            27.1        Financial Data Schedule

----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-4889).

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 26, 1996.

(3) Filed on March 31, 1997 as an exhibit to the Annual Report of the Company on Form 10-K for the year ended December 31, 1996.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-24103)