Form 10-Q
period 1997-03-31
AMERICAN DISPOSAL SERVICES INC
filed 1997-05-15
CIK 881655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the Period Ended March 31, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period From ______________ to _________________


                         Commission file number 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           13-3858494
        -------------------------------          --------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

                            745 McClintock - Ste 305
                           Burr Ridge, Illinois 60521
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (630) 655-1105
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $.01 Par Value - 13,472,501 shares as of May 15, 1997

                        AMERICAN DISPOSAL SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1997 and December 31, 1996

   Condensed Consolidated Statements of Operations - Three months ended March 31, 1997 and 1996

   Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1997 and 1996

   Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                        AMERICAN DISPOSAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   March 31,
                                                                     1997                 December 31,
                                                                  (Unaudited)                1996
                                                                ---------------         ---------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                      $      1,949            $      2,301
  Cash held in escrow                                                      17                       -
  Trade receivables, net                                               12,898                   9,741
  Prepaid expenses and other                                            2,733                   1,248
  Inventory                                                               461                     354
                                                                ---------------         ---------------
Total current assets                                                   18,058                  13,644
Property, plant, and equipment, net                                   117,471                  93,692
Other assets:
  Cost over fair value of net assets of acquired businesses,
    net of accumulated amortization of $1,597 and $1,374               44,281                  31,237
  Other intangible assets, net of accumulated amortization
    of $487 and $439                                                    2,025                   1,610
  Debt issuance costs, net of accumulated amortization
    of $301 and $204                                                    2,548                   2,392
  Other assets                                                          2,134                   2,411
                                                                ---------------         ---------------
                                                                $     186,517            $    144,986
                                                                ===============         ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                               $      3,218            $      3,359
  Accrued liabilities                                                   4,990                   4,249
  Deferred revenues                                                     2,769                   2,245
  Current portion of long-term debt and capital lease
    obligations                                                         6,309                   2,572
                                                                ---------------         ---------------
Total current liabilities                                              17,286                  12,425

Long-term debt and capital lease obligations, net of
  current portion                                                     100,511                  65,445
Accrued environmental and landfill costs                                8,761                   7,603
Deferred income taxes                                                   1,416                   1,416

Total stockholders' equity (8,872,501 and 8,872,381
  shares of common stock issued and outstanding)                       58,543                  58,097
                                                                ---------------         ---------------
                                                                 $    186,517            $    144,986
                                                                ================        ===============

See accompanying notes.
                                       3

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                            ---------------------
                                                               1997        1996
                                                            ---------   ---------
Revenues                                                    $  18,511   $  11,724
Cost of operations                                              9,892       6,108
Selling, general and administrative expenses                    2,685       1,935
Depreciation and amortization                                   3,784       2,718
                                                            ---------   ---------
  Operating income                                              2,150         963

Interest expense, net                                           1,552       1,539
Other income                                                       21           -
                                                            ---------   ---------
  Income (loss) before income taxes                               619        (576)

Income tax benefit (expense)                                     (173)        160
                                                            ---------   ---------
 Net income (loss)                                                446        (416)
Preferred stock dividend                                            -         (63)
                                                            ---------   ---------
 Net income (loss) applicable to common
  stockholders                                              $     446   $    (479)
                                                            =========   =========


NET INCOME (LOSS) PER SHARE:

  Net income (loss)                                         $    0.05   $   (0.07)
  Preferred stock dividend                                          -       (0.01)
                                                            ---------   ---------
 Net income (loss) applicable to common
  stockholders                                              $    0.05   $   (0.08)
                                                            =========   =========
 Weighted average common stock and
    common stock equivalent shares
    outstanding                                             9,514,097   5,864,078
                                                            =========   =========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Three months ended
                                                                                          March 31,
                                                                                 --------------------------
                                                                                    1997            1996
                                                                                 ----------      ----------

Operating activities:
Net income (loss)                                                                $      446      $     (416)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                       3,784           2,718
  Provision for environmental and landfill costs                                        113             118
  Deferred income taxes                                                                   -            (160)
  Gain on sale of fixed assets                                                          (13)              -
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables                                                                (1,998)           (232)
    Prepaid expenses, cash held in escrow and other assets                           (1,523)           (144)
    Inventory                                                                            (7)             (7)
    Accounts payable, accrued liabilities and accrued environmental
      and landfill costs                                                                227             105
    Deferred revenue                                                                    297             (22)
                                                                                 ----------      ----------
Net cash provided by operating activities                                             1,326           1,960
                                                                                 ----------      ----------

Investing activities:
  Capital expenditures                                                               (3,599)         (2,674)
  Cost of acquisitions                                                              (36,598)              -
                                                                                 ----------      ----------
Net cash used in investing activities                                               (40,197)         (2,674)
                                                                                 ----------      ----------

Financing activities:
  Preferred stock dividend                                                                -             (63)
  Proceeds from issuance of long-term debt                                           39,053           1,200
  Repayments of indebtedness                                                           (281)           (256)
  Debt issuance costs                                                                  (253)              -
                                                                                 ----------      ----------
Net cash provided by financing activities                                            38,519             881
                                                                                 ----------      ----------
Net increase (decrease) in cash and cash equivalents                                   (352)            167
Cash and cash equivalents, at beginning of period                                     2,301           6,383
                                                                                 ----------      ----------
Cash and cash equivalents, at end of period                                      $    1,949      $    6,550
                                                                                 ==========      ==========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1997 and 1996
                                   (Unaudited)


1.   FORMATION AND BASIS OF PRESENTATION

     ADS, Inc. (ADS) was organized on January 15, 1991, to acquire, develop, and operate non-hazardous municipal solid waste disposal, collection, and transfer operations and provide non-hazardous solid waste disposal management services to commercial, industrial, and residential customers. During 1993, an affiliate of Charterhouse Equity Partners, L.P. (CEP) purchased a controlling interest in ADS.

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

     Effective January 1, 1996, the stockholders of ADS and County exchanged their shares for shares of a newly created holding company by the name of American Disposal Services, Inc. (the Company). This share exchange (the
Exchange) qualified as a transfer of companies under common control as affiliates of Charterhouse Group International, Inc. are the general partners and in control of CEP and CEPII and, accordingly, the transaction was accounted for at historical cost in a manner similar to pooling of interests accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   RELATED PARTY INTEREST EXPENSE

                                                     Three months ended
                                                          March  31,
                                                     ------------------
                                                       1997      1996
                                                     --------  --------
                                                   (Dollars in Thousands)
Charterhouse Equity Partners II, L.P.................$      -  $    359
                                                     ========  ========

                                       6

3.   ENVIRONMENTAL MATTERS

     See the Company's Annual Report on Form 10-K for a description of environmental matters.

4.   ACQUISITIONS

     On March 31, 1997 the Company acquired certain net assets of Waste Management, Inc.'s Evansville, Indiana Operations for approximately $29.0 million. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the results of operations will be included in the Company's results of operations from the acquisition date. The purchase price has been allocated to the assets acquired and liabilities assumed based on their fair values at the acquisition date with the residual allocated to cost over fair value of net assets acquired. The following unaudited pro forma results of operations for the three months ended March 31, 1997 and 1996 assumes the acquisition occurred on January 1, 1996 (dollars in thousands, except per share data):

                                                  Three months ended
                                                       March 31,
                                                  ------------------
                                                    1997      1996
                                                  --------  --------
Revenue                                           $ 21,532  $ 14,699
Operating income                                     3,164     1,882
Net income applicable to common
  stockholders                                       1,176       183
Pro forma net income per share of
  common stock                                        0.10      0.02
Weighted average common stock and
  common stock equivalent shares
  outstanding (1)                                   11,373     7,723

(1) Adjusted to give effect to the issuance of 1.8 million shares of common stock as if the foregoing occurred on January 1, 1996 (see footnote 5).

5.   PUBLIC OFFERING

     Effective May 13, 1997 the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share. This resulted in net proceeds to the Company of approximately $70.8 million which were used to pay down a portion of the Company's Credit Facility. Immediately following the offering, the Company had 13,472,501 shares of common stock outstanding.

6.   RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted in the fourth quarter of 1997; earlier adoption is not allowed. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary earnings per share for the quarters ended March 31, 1997 and 1996 is not expected to be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION

     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 37 acquisitions from January 1993 through March 1997, including four hauling companies, one landfill, and one transfer station acquired in the three months ended March 31, 1997 (the "1997 Acquisitions"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

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

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 1997      1996
                                               --------  --------
           Collection (1)                         48.9%     39.4%
           Transfer                                3.8       1.9
           Landfill (1)                           46.4      58.5
           Other                                   0.9       0.2
                                               --------  --------
             Total Revenues                      100.0%    100.0%
                                               ========  ========

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended March 31, 1997, approximately 89% of the total tonnage collected by the Company was disposed of at Company-owned landfills. This represents approximately 31% of the total tonnage disposed of at Company- owned landfills in the three months ended March 31, 1997. During such period, the Company's captive waste (consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 63% of the solid waste disposed of at its landfills.

     The Company has estimated that, as of December 31, 1996, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $35.2 million. In addition, the Company has estimated that, as of December 31, 1996, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will be approximately $10.9 million. The December 31, 1996 and March 31, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $7.6 million and $8.8 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately three to 50 years, and an estimated average remaining life of greater than 20 years.

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                           Three  Months Ended
                                                                March  31,
                                                           -------------------
                                                             1997       1996
                                                           --------   --------
  Revenues................................................. 100.0 %     100.0 %
  Cost of operations.......................................  53.4        52.1
  Selling, general and administrative expenses.............  14.5        16.5
  Depreciation and amortization expenses...................  20.5        23.2
                                                           --------   --------
  Operating income.........................................  11.6         8.2
  Interest expense, net....................................   8.4        13.1
  Other income.............................................   0.1           -
  Income tax (provision) benefit...........................  (0.9)        1.4
                                                           --------   --------
    Net income (loss)......................................   2.4 %      (3.5)%
                                                           ========   =========

  EBITDA margin (1)                                          32.1 %      31.4 %
                                                          ========   =========

(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.


THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     REVENUES. Revenues for the three months ended March 31, 1997 were $18.5 million compared to $11.7 million for the three months ended March 31, 1996. Of the increase in revenues, $4.6 million is due primarily to the effects of nineteen companies acquired during 1996 and the first quarter of 1997, while approximately $2.2 million is attributable to increases in revenues in operations acquired prior to 1996.

     COST OF OPERATIONS. Cost of operations for the three months ended March 31, 1997 was $9.9 million compared to $6.1 million for the three months ended March 31, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 53.4% in the 1997 period compared to 52.1% in the 1996 period. The increased costs as a percentage of the Company's overall revenue are due to the impact of more substantial collection versus landfill operations in the 1997 period compared to the same period in 1996.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $2.7 million for the three months ended March 31, 1997 compared to $1.9 million for the three months ended March 31, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, SG&A expenses decreased to 14.5% in the 1997 period from 16.5% in the 1996 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended March 31, 1997 was $3.8 million compared to $2.7 million for the three months ended March 31, 1996. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 20.5% and 23.2% for the three months ended March 31, 1997 and 1996, respectively. The decline as a percent of revenues in the March 1997 period compared to the March 1996 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $1.6 million for the three months ended March 31, 1997 compared to $1.5 million for the three months ended March 31, 1996, which reflects the debt structure of the Company during the respective periods offset by an overall improvement in the Company's effective borrowing rate.

     INCOME TAXES. The Company recorded an income tax provision of $173,000 for the three months ended March 31, 1997 compared to a $160,000 income tax benefit for the three months ended March 31, 1996.

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

     Operating activities in the quarter provided net cash of $1.3 million compared to $2.0 million in the three months ended March 31, 1996, reflecting the additional operating contribution of the Company, partially offset by an increase in receivables as a result of increased revenues.

     Investing activities used net cash of $40.2 million and $2.7 million in the three months ended March 31, 1997 and 1996, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During the three months ended March 31, 1997, the Company spent $3.6 million in capital expenditures, of which $1.7 million was for cell development. In fiscal year 1997, the Company expects to spend approximately $14.5 million for capital expenditures of which $9.0 million is anticipated to be used for cell development. In connection with the 1997 Acquisitions, the Company invested $36.6 million.

     In the three months ended March 31, 1997, financing activities provided net cash of $38.5 million, drawn principally from the Company's Credit Facility to fund the 1997 Acquisitions, compared to $881,000 for the three months ended March 31, 1996.

     In March 1997, the Company increased the amount of its revolving and term loan credit facility with ING (U.S.) Capital Corporation, as administrative agent for the lenders, and Morgan Guaranty Trust Company of New York, as documentation agent for the lenders, from $110 million to $125 million. The Credit Facility provides the Company with a term loan of $25 million, a $5 million revolving credit facility for working capital purposes, and a $95 million expansion facility that may only be used for acquisitions. The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 0.5% and (b) the prime rate, plus an applicable margin ranging from 0% to 1.5%; or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin ranging from 1.5% to 3.25%, and have maturities ranging from 2001 to 2003. As of March 31, 1997, the Company had borrowed $102.7 million under the Credit Facility. At such date, the interest rates on the various loans and lines of credit under the Credit Facility ranged from 7.9% to 9.5% and the total unused availability under the Credit Facility was $22.0 million, of which $1.7 million may be used for working capital purposes and $20.3 million may be used for acquisitions. The Company's ability to use the expansion facility is based upon a number of covenants, including the maintenance of specified debt to equity and fixed charge coverage ratios. At March 31, 1997 the Company was in compliance with the terms of these covenants.

     Effective May 13, 1997, the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share. This resulted in net proceeds to the Company of approximately $70.8 million which were used to pay down a portion of the Company's Credit Facility. Immediately following the offering, the Company had 13,472,501 shares of common stock outstanding.

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

     The Company expects that Subtitle D and other regulations that apply to the non-hazardous waste disposal industry will require the Company, as well as others in the industry, to alter operations and to modify or replace existing facilities. Such expenditures have been and will continue to be substantial. Regulatory changes could accelerate expenditures for closure and post-closure monitoring and obligate the Company to spend sums in addition to those presently reserved for such purposes. The factors, together with the other factors discussed above, could substantially increase the Company's operating costs.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.  Financial Data Schedule (filed electronically  only).

     b.  Reports on Form 8-K: none.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        AMERICAN DISPOSAL SERVICES, INC.

Date: May 15, 1997      /s/ Stephen P. Lavey
                        ---------------------
                        Stephen P. Lavey
                        Vice President and Chief Financial Officer