Form 10-K/A
period 1996-12-31
AMERICAN DISPOSAL SERVICES INC
filed 1997-06-17
CIK 881655

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

                       AMERICAN DISPOSAL SERVICES, INC.
                          ANNUAL REPORT ON FORM 10-K
            ------------------------------------------------------


                               TABLE OF CONTENTS

Item No.                                                                  Page

PART I.......................................................................3
      1.    BUSINESS.........................................................3
      2.    PROPERTIES......................................................22
      3.    LEGAL PROCEEDINGS ..............................................22
      4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS.........................................................23

PART II.....................................................................23
      5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.....................................23
      6.    SELECTED CONSOLIDATED FINANCIAL DATA............................23
      7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................25
      8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................32
      9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................50

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

      In January 1993, affiliates of Charterhouse Group International, Inc. ("Charterhouse") acquired a majority interest in ADS, the primary asset of which was the Pittsburg County landfill near McAlester, Oklahoma. In connection with the Charterhouse investment, ADS recruited the Company's President in January 1993, and assembled the balance of the Company's senior management team from 1993 to the present. As a result of the management team's substantial experience in the solid waste industry and the financial expertise and capital provided by Charterhouse, the Company was able to finance its acquisition-based growth strategy, which from the outset focused primarily on the identification and acquisition of solid waste landfills located in secondary markets. Using this strategy, CDI acquired three landfills in Illinois, Ohio and Pennsylvania in 1995 (the "CDI Acquisition").

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

      Western Pennsylvania Region. The Company entered the western Pennsylvania region in June 1995 with the acquisition of its Clarion landfill and an affiliated collection company. The Clarion landfill is located within 80 miles of both Pittsburgh and Erie, Pennsylvania. The Company began the second phase of its operating program in the western Pennsylvania region in March 1996 by acquiring a second collection company. Since the acquisition of the Clarion landfill, the Company has increased deliveries to this landfill by approximately 300 tons per day to the maximum daily limit, primarily through the acquisition of collection companies. In addition, the Company acquired Allied Waste Systems in February 1997, a collection company located in Youngstown, Ohio, which services the western Pennsylvania region. As a result of this acquisition, the volume of the Company's internalized waste has increased from 30% to 42% in the western Pennsylvania region.

      Rhode Island Region. The Company began operating in the Rhode Island region in September 1996 with the acquisition of two collection companies. A third collection company was acquired in January 1997. Although the Company's initial entry into the Rhode Island region did not strictly conform to its four-step operating program in that the Company did own a landfill in the region, the opportunities presented by the Rhode Island region met the Company's overall business and operating objectives. Expansion into the Rhode Island region allows the Company to expand its presence in the Northeast, an unconsolidated market.

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

(2) Unused permitted airspace represents in cubic yards the estimated portion of the permitted acreage that has not yet been used for waste disposal but may be available for waste disposal after certain approvals are secured and, in some instances, new disposal cells are constructed. Prior to actually constructing and/or operating a new disposal area or cell on permitted acreage, it may be necessary, depending upon the regulatory requirements of the particular state or locality, for the Company to obtain additional authorizations.

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

                                                   Years Ended December 31,
                               -----------------------------------------------------------------
                                  1992         1993          1994          1995         1996
                               ---------   -----------   -----------   -----------   -----------
                                        (dollars in thousands, except per share amount)
Statement of Operations Data:
Revenues ....................  $     146   $     7,730   $    18,517   $    30,004   $    56,804
Cost of operations ..........        249         5,750        12,647        17,286        30,376
Selling, general and
  administrative expenses ...        625         1,646         4,910         5,882         8,328
Depreciation and amortization
  expense ...................        100         1,166         3,226         6,308        12,334
                               ---------   -----------   -----------   -----------   -----------
Operating income (loss) .....       (828)         (832)       (2,266)          528         5,766
Interest expense ............        (26)         (417)       (1,497)       (3,030)       (5,745)
Interest income .............         --            35             2           189           260
Other income ................         --            --            --            --           179
                               ---------   -----------   -----------   -----------   -----------
Income (loss) before income
  taxes and extraordinary
  item ......................       (854)       (1,214)       (3,761)       (2,313)          460
Income tax benefit
  (expense) .................         --           391         1,372          (332)         (245)
                               ---------   -----------   -----------   -----------   -----------
Income (loss) before
  extraordinary item ........       (854)         (823)       (2,389)       (2,645)          215
Extraordinary item--gain
  (loss) on early retirement
  of debt ...................         --            74            --          (908)         (476)
                               ---------   -----------   -----------   -----------   -----------
Net income (loss) ...........       (854)         (749)       (2,389)       (3,553)         (261)
Preferred stock dividend ....         --            --            --          (190)         (109)
                               ---------   -----------   -----------   -----------   -----------
Net loss applicable to common
stockholders ................  $    (854)  $      (749)  $    (2,389)  $    (3,743)  $      (370)
                               =========   ===========   ===========   ===========   ===========
Per share of
  common stock:
Income (loss) before
   extraordinary item .......  $   (2.14)  $      (.58)  $      (.99)  $      (.80)  $       .02
Extraordinary item ..........         --           .05            --          (.26)         (.07)
                               ---------   -----------   -----------   -----------   -----------
Net loss ....................  $   (2.14)  $      (.53)  $      (.99)  $     (1.06)  $      (.05)
Weighted average common stock
  and common stock equivalent
  shares used to calculate
  per share amounts..........    399,465     1,406,219     2,411,381     3,527,688     7,063,928

                                                December 31,
                             ------------------------------------------------
                              1992      1993       1994     1995       1996
                             -------   -------   -------   -------   --------
                                             (in thousands)
Balance Sheet Data(1):
Cash and cash equivalents...   $   12   $ 2,134   $  548  $  6,383   $  2,301
Working capital (deficit)...     (332)      788   (2,237)   (8,819)     1,219
Property and equipment, net       467    15,156   17,062    81,250     93,692
Total assets................      705    35,651   37,557   114,693    144,986
Long-term debt and capital
  lease obligations, net of
  current portion...........       --    16,073   18,487    48,789     65,445
Redeemable preferred stock         --        --       --     1,908         --
Stockholders' equity........       89    12,531   12,132    33,855     58,097

--------------
(1) The Company has not declared or paid dividends on Common Stock in any of the period presented. The Credit Facility prohibits the payment of cash dividends without prior bank approval.

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

Results of Operations

      The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated.

                                                   Years Ended December 31,
                                                 ---------------------------
                                                    1994      1995      1996
                                                 --------  --------   ------
Revenues.......................................     100.0%    100.0%   100.0%
Cost of operations.............................      68.3      57.6     53.5
Selling, general and administrative expenses...      26.5      19.6     14.6
Depreciation and amortization expenses.........      17.4      21.0     21.7
                                                 --------  --------   ------
Operating income (loss)........................     (12.2)      1.8     10.2
Interest expense, net..........................      (8.1)     (9.5)    (9.7)
Other income...................................       --        --       0.3
Income tax benefit (expense)...................       7.4      (1.1)    (0.5)
Extraordinary loss, net of income tax                (0.0)     (3.0)    (0.8)
                                                 --------- ---------  -------
      Net loss.................................     (12.9)%   (11.8)%   (0.5)%
                                                 ========= =========  =======
EBITDA margin (1)..............................       5.2%     22.8%    31.9%

------------
(1) EBITDA margin represents EBITDA expressed as a percentage of revenues.

Years Ended December 31, 1996 and 1995

      Revenues. Revenues in 1996 were $56.8 million compared to $30.0 million in 1995. Approximately $17.1 million of the increase was attributable to the impact of the full year contribution from the CDI Acquisition, which was acquired by the Company in separate closings in June, August and November of 1995. In addition, the Company completed 16 acquisitions in 1996 which accounted for approximately $6.3 million of the increase in revenues.

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

      Operating activities provided net cash of $11.7 million in the year ended December 31, 1996, compared to $5.6 million in the year ended December 31, 1995. From 1995 to 1996, depreciation and amortization expense increased by $6.0 million and accounts payable, accrued liabilities and accrued environmental and landfill costs increased by $1.5 million. The increase in each of these items was primarily due to increases in environmental and landfill costs, which correlated with the significant increase in landfill revenues resulting from the full year impact of the CDI Acquisition. From 1994 to 1995 depreciation and amortization expense increased by $3.1 million and accounts payable, accrued liabilities and accrued environmental and landfill costs increased by $1.8 million primarily due to the CDI acquisition.

     Investing activities used net cash of $39.0 million and $68.4 million in the years ended December 31, 1996 and 1995, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During 1994, the Company spent $5.6 million on capital expenditures, of which $1.7 million was for cell development at the Company's initial two landfills. During 1995, when the Company acquired the three CDI landfills, the Company spent $6.2 million on capital expenditures, of which $4.9 million was for cell development. In connection with such acquisitions, the Company required $25.5 million in equity infusions from its principal stockholders and $36.7 million in bank debt. In 1996, the Company spent $14.0 million for capital expenditures, of which $9.0 million was used for cell development. The increase in cell development costs in 1996 over 1995 was due to the Company's ownership of the Clarion, Livingston and Wyandot landfills for the entire year and the fact that increased volumes at the landfills necessitated cell development to occur prior to the winter season when construction activities cease. In 1997, the Company expects to spend approximately $14.5 million for capital expenditures, of which $9.0 million is anticipated to be used for cell development.

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


Buildings.................................. 25 to 30 years

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

INTANGIBLE ASSETS

    The cost over fair value of tangible net assets of acquired businesses represents long-lived intangible assets including routes, tradenames and goodwill and is amortized on a straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are covenants not to

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) compete and customer lists, are amortized on the straight-line method over their estimated lives, typically no more than 12 years. Amortization expense for fiscal years 1996, 1995, and 1994 related to intangible assets was approximately $1.0 million, $1.4 million, and $600,000, respectively. In 1995, the Company determined not to enforce certain covenants not to compete which arose from 1993 transactions with the net book value of such covenants of $505,000, was fully written-off and included in 1995 amortization expense.

     The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the three year period ended December 31, 1996, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations.

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

Impact of Recently Issued Accounting Standards

    In March 1995, the Financial Accounting Standards Board issued Statement
No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ("SFAS No. 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addressees the accounting for long-lived assets that are expected to be disposed of. SFAS No. 121 is effective for the Company's fiscal year ended December 31, 1996. The adoption of this Statement did not have a material effect on the Company's financial position or results of operations.

     In October 1996, the Accounting Standards Executive Committe of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP is effective for fiscal years beginning after December 15, 1996, and provides that environmental remediation liabilities should be accrued when the criteria of FAS 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental liabilities should be recognized. It also provides that the accrual for such liabilities should include future costs of those employees expected to devote a significant amount of time directly to the remediation effort. The Company does not believe that the adoption of SOP 96-1 will have a material impact on its financial statements.

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

    In connection with the Company's existing landfills, the Company has provided financial assurance bonds for approximately $15.2 million at December 31, 1996 from a financial institution to provide financial assurance that closure and postclosure expenses will be met in the event that the Company is not able to fulfill its closure and postclosure obligations.

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
Expected life of options................................................    5 years    5 years

                        AMERICAN DISPOSAL SERVICES, INC.

                        DECEMBER 31, 1996, 1995 AND 1994

9. STOCKHOLDERS' EQUITY (CONTINUED)
    Had compensation cost for the Company's stock options granted in 1996 and 1995 been determined based on the fair value at the dates of grants, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated:

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


                                    AMERICAN DISPOSAL SERVICES, INC.


                                    By: /s/ RICHARD DE YOUNG
                                        -------------------------------------
                                            Richard DeYoung
Date: June 17, 1997                        President

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----

    /s/ David C. Stoller      Chairman and Director (principal    June 17, 1997
----------------------------- executive officer)
        David C. Stoller

    /s/ Richard De Young      President and Director              June 17, 1997
-----------------------------
        Richard De Young

    /s/ Stephen P. Lavey      Chief Financial Officer (principal  June 17, 1997
----------------------------- financial officer)
        Stephen P. Lavey

/s/ Lawrence R. Conrath, Sr.  Vice President and Controller)      June 17, 1997
----------------------------- (principal accounting officer
    Lawrence R. Conrath, Sr.

    /s/ Merril M. Halpern     Director                            June 17, 1997
-----------------------------
        Merril M. Halpern

    /s/ A. Lawrence Fagan     Director                            June 17, 1997
-----------------------------
        A. Lawrence Fagan

 /s/ Richard T. Henshaw, III  Director                            June 17, 1997
-----------------------------
     Richard T. Henshaw, III

    /s/ G. T. Blankenship     Director                            June 17, 1997
-----------------------------
        G. T. Blankenship

    /s/  Norman Steisel       Director                            June 17, 1997
-----------------------------
      /  Norman Steisel

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

            23.1        Consent of Independent Auditors

            27.1        Financial Data Schedule

----------
(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (333-4889).

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 26, 1996.

(3)  Previously filed.

(4) Filed as an exhibit to the Company's Registration Statement on Form S-1 (333-24103)