Form 10-Q
period 1997-06-30
AMERICAN DISPOSAL SERVICES INC
filed 1997-08-14
CIK 881655

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the Period Ended June 30, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period From______________ to _________________


                         Commission file number 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                           13-3858494
        -------------------------------          --------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

            745 McClintock - Ste 230
              Burr Ridge, Illinois                       60521
        -------------------------------          --------------------
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

Common Stock, $.01 Par Value - 14,259,625 shares as of August 12, 1997

===============================================================================

                        AMERICAN DISPOSAL SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - June 30, 1997 and December 31, 1996

   Condensed Consolidated Statements of Operations - Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

   Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996

   Notes to the Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                        AMERICAN DISPOSAL SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)


                                                                 June 30, 1997            December 31,
                                                                  (Unaudited)                 1996
                                                                ---------------         ---------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                     $       2,166           $       2,301
  Restricted cash held in escrow                                        2,900                       -
  Trade receivables, net                                               18,217                   9,741
  Prepaid expenses and other                                            1,872                   1,248
  Inventory                                                               541                     354
                                                                ---------------         ---------------
Total current assets                                                   25,696                  13,644

Property, plant, and equipment, net                                   128,035                  93,692

Other assets:
  Cost over fair value of net assets of acquired businesses,
    net of accumulated amortization of $1,966 and $1,374               64,484                  31,237
  Other intangible assets, net of accumulated amortization
    of $555 and $439                                                    1,862                   1,610
  Debt issuance costs, net of accumulated amortization
    of $425 and $204                                                    3,144                   2,392
  Other assets                                                          1,352                   2,411
                                                                ---------------         ---------------
                                                                $     224,573           $     144,986
                                                                ===============         ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                              $       6,161           $       3,359
  Accrued liabilities                                                   9,165                   4,249
  Deferred revenues                                                     3,740                   2,245
  Current portion of long-term debt and capital lease
    obligations                                                         1,286                   2,572
                                                                ---------------         ---------------
Total current liabilities                                              20,352                  12,425

Long-term debt and capital lease obligations, net of
  current portion                                                      63,817                  65,445
Accrued environmental and landfill costs                                9,116                   7,603
Deferred income taxes                                                   1,416                   1,416

Total stockholders' equity (13,472,501 and 8,872,381
  shares of common stock issued and outstanding)                      129,872                  58,097
                                                                ---------------         ---------------
                                                                $     224,573           $     144,986
                                                                ===============         ===============

See accompanying notes.
                                       3

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                       June 30,
                                                    1997           1996            1997          1996
                                                 ----------     ----------      ----------    ----------
Revenues                                         $ 27,763       $ 13,453        $ 46,274      $ 25,177
Cost of operations                                 15,188          7,062          25,080        13,170
Selling, general and administrative expenses        3,672          2,113           6,357         4,048
Depreciation and amortization                       5,272          2,945           9,056         5,663
                                                 ----------     ----------      ----------    ----------
  Operating income                                  3,631          1,333           5,781         2,296

Interest expense, net                               1,906          1,518           3,458         3,057
Other income                                           88             37             109            37
                                                 ----------     ----------      ----------    ----------
  Income (loss) before income taxes
    and extraordinary loss                          1,813           (148)          2,432          (724)

Income tax benefit (expense)                         (577)            (5)           (750)          155
                                                 ----------     ----------      ----------    ----------
  Income (loss) before extraordinary loss           1,236           (153)          1,682          (569)

Extraordinary loss, net of income tax benefit           -           (476)              -          (476)
                                                 ----------     ----------      ----------    ----------
  Net income (loss)                                 1,236           (629)          1,682        (1,045)

Preferred stock dividend                                -            (46)              -          (109)
                                                 ----------     ----------      ----------    ----------
  Net income (loss) applicable to common
     stockholders                                $  1,236       $   (675)       $  1,682      $ (1,154)
                                                 ==========     ==========      ==========    ==========


NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary loss        $   0.10       $  (0.03)       $   0.15      $  (0.12)
  Extraordinary loss, net of income tax
    benefit                                             -          (0.08)              -         (0.08)
                                                 ----------     ----------      ----------    ----------
  Net income (loss) applicable to common
    stockholders                                 $   0.10       $  (0.11)       $   0.15      $  (0.20)
                                                 ==========     ==========      ==========    ==========

Weighted average common stock
  and common stock equivalent
  shares outstanding                             12,240,956      5,864,078      10,884,592     5,864,078
                                                 ==========     ==========      ==========    ==========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    1997            1996
                                                                                 -----------     ----------
OPERATING ACTIVITIES:

Net income (loss)                                                                $   1,682       $ (1,154)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                      9,056          5,663
  Provision for environmental and landfill costs                                       263            264
  Extraordinary loss                                                                     -            476
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables                                                               (5,112)        (1,292)
    Prepaid expenses, restricted cash held in escrow and other assets               (2,559)        (1,842)
    Accounts payable, accrued liabilities and accrued environmental
       and landfill costs                                                            7,099            251
    Deferred revenue                                                                   908            244
                                                                                 -----------     ----------
Net cash provided by operating activities                                           11,337          2,610
                                                                                 -----------     ----------

INVESTING ACTIVITIES:

  Capital expenditures                                                              (9,429)        (6,610)
  Cost of acquisitions                                                             (68,210)        (3,096)
                                                                                 -----------     ----------
Net cash used in investing activities                                              (77,639)        (9,706)
                                                                                 -----------     ----------

FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock                                        70,093              -
  Redemption of preferred stock                                                          -         (1,950)
  Preferred stock dividend                                                               -            (85)
  Proceeds from issuance of long-term debt                                          70,946         71,245
  Repayments of indebtedness                                                       (73,899)       (52,866)
  Payment of note payable to stockholder                                                 -        (12,500)
  Debt issuance costs                                                                 (973)        (1,081)
  Other                                                                                  -           (552)
                                                                                 -----------     ----------
Net cash provided by financing activities                                           66,167          2,211
                                                                                 -----------     ----------
Net decrease in cash and cash equivalents                                             (135)        (4,885)
Cash and cash equivalents, at beginning of period                                    2,301          6,383
                                                                                 -----------     ----------
Cash and cash equivalents, at end of period                                      $   2,166       $  1,498
                                                                                 ===========     ==========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 1997 and 1996
                                   (Unaudited)


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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K/A.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Related Party Interest Expense

                                                Three months ended            Six months ended
                                                     June 30,                     June 30,
                                              -----------------------       ----------------------
                                               1997             1996         1997            1996
                                              ------           ------       ------          ------
                                                              (Dollars in Thousands)

Charterhouse Equity Partners II, L.P......    $   -            $ 262        $   -           $ 621
                                              ======           ======       ======          ======

3.   Environmental Matters
     See the Company's Annual Report on Form 10-K/A for a description of environmental matters.

4.   Public Offering
     Effective May 13, 1997 the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share resulting in net proceeds to the Company of approximately $70.1 million. Immediately following the offering, the Company had 13,472,501 shares of common stock outstanding.

5.   Acquisitions
     The acquisitions below have been accounted for using the purchase method of accounting and, accordingly, the results of their operations have been included in the Company's results of operations from their respective acquisition dates. The purchase prices have been allocated to the assets acquired and liabilities assumed based on their fair values at their respective acquisition dates with the residual allocated to cost over fair value of net assets acquired.

     During the first six months of 1997, the Company acquired nine non-hazardous solid waste businesses, consisting of nine collection operations, two transfer stations, and one landfill. During 1996, the Company acquired sixteen nonhazardous solid waste businesses, consisting of sixteen collection operations and two transfer stations.

     The Company has not completed its valuation of certain of its 1997 and 1996 purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed.

     The pro forma unaudited results of operations for the three and six months ended June 30, 1997 and 1996, assuming each acquisition and the public offering above had occurred on January 1, 1996, are as follows (in thousands, except per share data):

                                                   Three Months Ended                              Six Months Ended
                                                        June 30,                                        June 30,
                                                  1997              1996                        1997              1996
                                              ------------      ------------                ------------      ------------
Revenues                                        $29,545            $24,149                     $55,421           $46,038
Operating income                                  3,818              2,828                       7,377             5,264
Net income applicable to common
  stockholders before extraordinary loss          1,659                983                       3,169             1,651
Pro forma income per share of
  common stock                                     0.12               0.09                        0.22              0.16
Weighted average common stock and
  common stock equivalent shares
  outstanding                                    14,182             10,464                      14,148            10,464

     The proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1996 nor are they necessarily indicative of future operating results.

6.   Recently Issued Accounting Standard
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the fourth quarter of 1997; earlier adoption is not allowed. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and six months ended June 30, 1997 and 1996 is not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION
     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 42 acquisitions from January 1993 through June 1997, including nine collection companies, one landfill, and two transfer stations acquired in the six months ended June 30, 1997 (the "1997 Acquisitions"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

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

                         Three Months Ended               Six Months Ended
                              June 30,                         June 30,
                        1997             1996           1997             1996
                      --------         --------       --------         --------
 Collection (1)         52.3%            40.3%          51.0%            40.0%
 Transfer                3.7              2.6            3.7              2.2
 Landfill (1)           43.1             57.1           44.4             57.8
 Other                   0.9                -            0.9                -
                     ---------         --------       --------         --------
 Total Revenues        100.0%           100.0%         100.0%           100.0%
                     =========         ========       ========         ========


(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended June 30, 1997, approximately 85% of the total tonnage collected by the Company was disposed of at Company-owned landfills. For the six months ended June 30, 1997, approximately 87% of the total tonnage collected by the Company was disposed of at Company-owned landfills. This represents approximately 34% and 33% of the total tonnage disposed of at Company-owned landfills in the three and six months ended June 30, 1997, respectively. During the six months ended June 30, 1997, the Company's captive waste (consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 71% of the solid waste disposed of at its landfills.

     The Company has estimated that, as of December 31, 1996, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $35.2 million. In addition, the Company has estimated that, as of December 31, 1996, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will be approximately $10.9 million. The December 31, 1996 and June 30, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $7.6 million and $9.1 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately three to 50 years, and an estimated average remaining life of greater than 20 years.

RESULTS OF OPERATIONS
     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                      Three Months Ended              Six Months Ended
                                                            June 30,                      June 30,
                                                        1997        1996             1997         1996
                                                      --------    --------         --------     --------
  Revenues...........................................  100.0 %     100.0 %          100.0 %      100.0 %
  Cost of operations.................................   54.7        52.5             54.2         52.3
  Selling, general and administrative expenses.......   13.2        15.7             13.7         16.1
  Depreciation and amortization expenses.............   19.0        21.9             19.6         22.5
                                                      --------    --------         --------     --------
  Operating income...................................   13.1         9.9             12.5          9.1
  Interest expense, net..............................    6.9        11.3              7.5         12.1
  Other income.......................................    0.3         0.3              0.2          0.1
  Income tax provision (benefit).....................    2.1           -              1.6         (0.6)
  Extraordinary loss, net of income tax benefit......      -         3.5                -          1.9
                                                      --------    --------         --------     --------
    Net income (loss)................................    4.4 %      (4.6)%            3.6 %       (4.2)%
                                                      ========    ========         ========     ========

  EBITDA margin (1)..................................   32.1%       31.8 %           32.1 %       31.6 %
                                                      ========    ========         ========     ========


(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.


THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     REVENUES.    Revenues for the three months ended June 30, 1997 were $27.8 million compared to $13.5 million for the three months ended June 30, 1996.
Of the $14.3 million increase in revenues, $12.1 million is due primarily to the effects of companies acquired during 1996, (the operations of which were included in the Company's financial results for the full six months ended June 30, 1997) and the additional impact of acquisitions completed during the six months ended June 30, 1997. Approximately $2.2 million is attributable to increases in revenues in operations acquired prior to April 1996.

     COST OF OPERATIONS. Cost of operations for the three months ended June 30, 1997 were $15.2 million compared to $7.1 million for the three months ended
June 30, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 54.7% in the 1997 period compared to 52.5% in the 1996 period. The increased costs as a percentage of the Company's overall revenue are due to the impact of more substantial collection versus landfill operations in the 1997 period compared to the same period in 1996, in accordance with the Company's acquisition-based growth strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $3.7 million for the three months ended June 30, 1997 compared to $2.1 million for the three months ended June 30, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, SG&A expenses decreased to 13.2% in the 1997 period from 15.7% in the 1996 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended June 30, 1997 was $5.3 million compared to $2.9 million for the three months ended June 30, 1996. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 19.0% and 21.9% for the three months ended June 30, 1997 and 1996, respectively. The decline as a percentage of revenues in the June 1997 period compared to the June 1996 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $1.9 million for the three months ended June 30, 1997 compared to $1.5 million for the three months ended June 30, 1996, which is attributable to additional debt incurred in 1997 to finance certain acquisitions.

     INCOME TAXES. The Company recorded an income tax provision of $577,000 for the three months ended June 30, 1997 compared to a $5,000 income tax provision for the three months ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     REVENUES. Revenues for the six months ended June 30, 1997 were $46.3 million compared to $25.2 million for the six months ended June 30, 1996. Of the increase in revenues, $16.7 million is due primarily to the effects of companies acquired during 1996, the operations of which were included in the Company's financial results for the full six months ended June 30, 1997 and the additional impact of acquisitions completed during the six months ended June 30, 1997. Approximately $4.4 million is attributable to increases in revenues in operations acquired prior to 1996.

     COST OF OPERATIONS. Cost of operations for the six months ended June 30, 1997 were $25.1 million compared to $13.2 million for the six months ended June 30, 1996. This increase was attributable primarily to the increase in revenues described above. As a percentage of revenues, cost of operations was 54.2% in the 1997 period compared to 52.3% in the 1996 period. The increased costs as a percentage of the Company's overall revenues are due to the impact of more substantial collection versus landfill operations in the 1997 period compared to the same period in 1996, in accordance with the Company's acquisition-based growth strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $6.4 million for the six months ended June 30, 1997 compared to $4.0 million for the six months ended June 30, 1996. As a percentage of revenues, SG&A expenses decreased to 13.7% in the 1997 period from 16.1% in the 1996 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 1997 was $9.1 million compared to $5.7 million for the six months ended June 30, 1996. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 19.6% and 22.5% for the six months ended June 30, 1997 and 1996, respectively. The decline as a percent of revenues in the June 1997 period compared to the June 1996 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $3.5 million for the six months ended June 30, 1997 compared to $3.1 million for the six months ended June 30, 1996. This increase is attributable to additional debt incurred to complete certain 1997 acquisitions.

     INCOME TAXES. The Company recorded an income tax provision of $750,000 for the six months ended June 30, 1997 and an income tax benefit of $155,000 for the six months ended June 30, 1996.


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

     Operating activities in the quarter provided net cash of $11.3 million compared to $2.6 million in the six months ended June 30, 1996, reflecting the additional operating contribution of the companies acquired.

     Investing activities used net cash of $77.6 million and $9.7 million in the six months ended June 30, 1997 and 1996, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During the six months ended June 30, 1997, the Company spent $9.4 million in capital expenditures, of which $4.5 million was for cell development. In fiscal year 1997, the Company expects to spend approximately $18.0 million for capital expenditures of which $9.0 million is anticipated to be used for cell development. In connection with the 1997 Acquisitions, the Company invested $68.2 million.

     In the six months ended June 30, 1997, financing activities provided net cash of $66.2 million, principally from the Company's May 1997 public offering, compared to $2.2 million for the six months ended June 30, 1996.

     On May 22, 1997, the Company increased the amount of its revolving and term loan (the "Credit Facility") with ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, Union Bank of California, N.A., as documentation agent, and BHF-Bank Aktiengesellschaft and Bank of America Illinois, as co-agents, for the lenders, from $125 million to $200 million. The Credit Facility provides the Company with a term loan of $60 million and an expansion facility of
$140 million to be used for acquisitions (of which $20 million may be used for working capital and letter of credit purposes). The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the prime rate, plus an applicable margin; or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and have maturities ranging from 2002 to 2004. As of June 30, 1997, the Company had borrowed $61.4 million under the Credit Facility. At such date, the total unused availability under the Credit Facility was $138.6 million, of which $20.0 million may be used for working capital purposes. The Company's ability to use the expansion facility is based upon a number of covenants, including the maintenance of specified debt to equity and fixed charge coverage ratios. At June 30, 1997 the Company was in compliance with the terms of these covenants.

     Effective May 13, 1997, the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share. This resulted in net proceeds to the Company of approximately $70.1 million which were used to pay down a portion of the Company's Credit Facility. Immediately following the offering, the Company had 13,472,501 shares of common stock outstanding.

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

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K

     a.  Financial Data Schedule (filed electronically only).

     b. Reports on Form 8-K: The Company filed Forms 8-K on April 1, 1997 (Items 2, 5, 7) and May 15, 1997 (Items 2, 5, 7).

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                AMERICAN DISPOSAL SERVICES, INC.

Date: August 13, 1997           /s/ Stephen P. Lavey
                                ---------------------
                                Stephen P. Lavey
                                Vice President and Chief Financial Officer