Form 10-Q
period 1997-09-30
AMERICAN DISPOSAL SERVICES INC
filed 1997-11-14
CIK 881655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     For the Period Ended September 30, 1997

                                       or

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period From ______________ to _________________


                         Commission file number 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                               13-3858494
      -------------------------------                -----------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

           745 McClintock - Ste 230
              Burr Ridge, Illinois                        60521
    --------------------------------------              ---------
   (Address of principal executive offices)             (Zip Code)

                                 (630) 655-1105
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $.01 Par Value - 19,142,626 shares as of November 14, 1997

                        AMERICAN DISPOSAL SERVICES, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - September 30, 1997 (Unaudited) and December 31, 1996

   Condensed  Consolidated   Statements  of  Operations  -  Three  months  ended
    September 30, 1997 and 1996 (Unaudited); Nine months ended September 30, 1997 and 1996 (Unaudited)

   Condensed Consolidated Statements of Cash Flows - Nine months ended September
    30, 1997 and 1996 (Unaudited)

   Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                        AMERICAN DISPOSAL SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars In Thousands)

                                                                 September 30, 1997         December 31,
                                                                     (Unaudited)                1996
                                                                 ------------------      ------------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                            $   3,781               $   2,301
  Restricted cash held in escrow                                           6,000                       -
  Trade receivables, net                                                  21,076                   9,741
  Prepaid expenses and other                                               1,271                   1,248
  Inventory                                                                  655                     354
                                                                 ------------------      ------------------
Total current assets                                                      32,783                  13,644
Property, plant, and equipment, net                                      156,258                  93,692
Other assets:
  Cost over fair value of net assets of acquired businesses,
    net of accumulated amortization of $2,648 and $1,374                 141,674                  31,237
  Other intangible assets, net of accumulated amortization
    of $637 and $439                                                       1,799                   1,610
  Debt issuance costs, net of accumulated amortization
    of $560 and $204                                                       3,085                   2,392
  Other assets                                                             1,825                   2,411
                                                                 ------------------      ------------------
                                                                       $ 337,424               $ 144,986
                                                                 ==================      ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $   8,605             $     3,359
  Accrued liabilities                                                     17,999                   4,249
  Deferred revenues                                                        4,648                   2,245
  Current portion of long-term debt and capital lease
   obligations                                                             1,226                   2,572
                                                                 ------------------      ------------------
Total current liabilities                                                 32,478                  12,425
Long-term debt and capital lease obligations,
   net of current portion                                                122,301                  65,445
Accrued environmental and landfill costs                                   9,706                   7,603
Deferred income taxes                                                      1,416                   1,416
Other long-term liabilities                                                1,849                       -

Total stockholders' equity (14,813,553 and 8,872,381
  shares of common stock issued and outstanding)                         169,674                  58,097
                                                                 ------------------      ------------------
                                                                       $ 337,424               $ 144,986
                                                                 ==================      ==================

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars In Thousands, Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                     1997           1996           1997          1996
                                                  ----------     ----------     ----------    ----------
Revenues                                            $35,373        $15,122        $81,647       $40,299
Cost of operations                                   19,334          8,100         44,414        21,270
Selling, general and administrative expenses          4,544          2,037         10,901         6,085
Depreciation and amortization                         6,038          3,321         15,094         8,984
                                                  ----------     ----------     ----------    ----------
  Operating income                                    5,457          1,664         11,238         3,960
Interest expense, net                                 1,740          1,374          5,198         4,431
Other income                                             36             30            145            67
                                                  ----------     ----------     ----------    ----------
  Income (loss) before income taxes
    and extraordinary loss                            3,753            320          6,185          (404)
Income tax benefit (expense)                         (1,238)           (93)        (1,988)           62
                                                  ----------     ----------     ----------    ----------
  Income (loss) before extraordinary loss             2,515            227          4,197          (342)
Extraordinary loss, net of income tax benefit             -              -              -          (476)
                                                  ----------     ----------     ----------    ----------
  Net income (loss)                                   2,515            227          4,197          (818)
Preferred stock dividend                                  -              -              -          (109)
                                                  ----------     ----------     ----------    ----------
  Net income (loss) applicable to common
     stockholders                                   $ 2,515        $   227        $ 4,197       $  (927)
                                                  ==========     ==========     ==========    ==========


NET INCOME (LOSS) PER SHARE:
  Income (loss) before extraordinary loss           $  0.17        $  0.03        $  0.34       $ (0.07)
  Extraordinary loss, net of income tax
    benefit                                               -              -              -         (0.07)
                                                  ----------     ----------     ----------    ----------
  Net income (loss) applicable to common
    stockholders                                    $  0.17        $  0.03        $  0.34       $ (0.14)
                                                  ==========     ==========     ==========    ==========
Weighted Average Common Stock
  And Common Stock Equivalent
  Shares Outstanding                              15,066,432      8,456,870     12,285,211     6,775,484
                                                  ==========     ==========     ==========    ==========



See Accompanying Notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                  (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                               1997              1996
                                                                            ----------        ----------
OPERATING ACTIVITIES:

Net income (loss)                                                           $   4,197         $    (818)
Adjustments to reconcile net income (loss) to net cash provided by
 (used in) operating activities:
  Depreciation and amortization                                                15,094             8,984
  Provision for environmental and landfill costs                                  458               429
  Extraordinary loss                                                                -               476
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables                                                          (6,680)           (2,047)
    Prepaid expenses, restricted cash held in escrow and other assets          (5,233)           (3,095)
    Accounts payable, accrued liabilities and accrued environmental
       and landfill costs                                                      17,963             1,879
    Deferred revenue                                                            1,293               527
                                                                            ----------        ----------
Net cash provided by operating activities                                      27,092             6,335
                                                                            ----------        ----------
INVESTING ACTIVITIES:

  Capital expenditures                                                        (16,445)          (11,961)
  Cost of acquisitions                                                       (133,866)          (15,303)
                                                                            ----------        ----------
Net cash used in investing activities                                        (150,311)          (27,264)
                                                                            ----------        ----------
FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock                                   70,093            24,901
  Exercise of common stock options                                                183                 -
  Redemption of preferred stock                                                     -            (1,950)
  Preferred stock dividend                                                          -              (109)
  Proceeds from issuance of long-term debt                                    131,486            72,574
  Repayments of indebtedness                                                  (76,015)          (63,486)
  Payment of note payable to stockholder                                            -           (12,500)
  Debt issuance costs                                                          (1,049)           (2,576)
                                                                            ----------        ----------
Net cash provided by financing activities                                     124,699            16,854
                                                                            ----------        ----------
Net increase (decrease) in cash and cash equivalents                            1,480            (4,075)
Cash and cash equivalents, at beginning of period                               2,301             6,383
                                                                            ----------        ----------
Cash and cash equivalents, at end of period                                 $   3,781         $   2,308
                                                                            ==========        ==========
NONCASH ACTIVITIES:

Issuance of common stock for certain acquisitions                           $  37,104         $       -
                                                                            ==========        ==========

See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 1997 and 1996
                                   (Unaudited)


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

     Effective January 1, 1996, the stockholders of ADS and County exchanged their shares for shares of a newly created holding company by the name of American Disposal Services, Inc. (the Company). This share exchange (the Exchange) qualified as a transfer of companies under common controls as affiliates of Charterhouse Group International, Inc. are the general partners and in control of CEP and CEPII and, accordingly, the transaction was accounted for at historical cost in a manner similar to pooling of interests accounting.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1996 included in the Company's Annual Report on Form 10-K/A.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.   Related Party Interest Expense

                                                      Three months ended           Nine months ended
                                                         September 30,               September 30,
                                                    -----------------------     ----------------------
                                                       1997          1996         1997         1996
                                                      ------        ------       ------       ------
                                                                      (Dollars in Thousands)
Charterhouse Equity Partners II, L.P.                 $   -         $   -        $   -        $ 621
                                                      ======        ======       ======       ======

3.   Environmental Matters
     See the Company's Annual Report on Form 10-K/A for a description of environmental matters.

4.   Public Offerings
     Effective May 13, 1997 the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share. This resulted in net proceeds to the Company of approximately $70.1 million which were used to pay down a portion of the Company's Credit Facility.

     Effective October 27, 1997 the Company completed a public offering of 6,000,000 shares of common stock (3.5 million of the shares were issued and sold by the Company and 2.5 million of the shares were sold by certain selling stockholders) at $30.50 per share resulting in net proceeds to the Company of approximately $100.4 million. Effective October 30, 1997, the underwriters exercised their over-allotment option of 837,000 shares of common stock (825,000 shares were issued and sold by the Company and 12,000 shares were sold by certain selling stockholders) resulting in net proceeds to the Company of approximately $23.9 million. Immediately following the offering and the exercise of the underwriters' over-allotment option, the Company had 19,142,626 shares of common stock outstanding.

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

     During the first nine months of 1997, the Company acquired 22 non-hazardous solid waste businesses, consisting of 22 collection operations, six transfer stations, two beneficial reuse facilities, and three landfills. During 1996, the Company acquired sixteen non-hazardous solid waste businesses, consisting of sixteen collection operations and two transfer stations.

     The Company has not completed its valuation of certain of its 1997 and 1996 purchases and the purchase price allocations may be subject to change when additional information concerning asset and liability valuations is completed.

     The pro forma unaudited results of operations for the three and nine months ended September 30, 1997 and 1996, assuming each acquisition and the public offerings above had occurred on January 1, 1996, are as follows (in thousands, except per share data):

                                                    Three Months Ended              Nine Months Ended
                                                       September 30,                  September 30,
                                                   1997           1996             1997           1996
                                                ----------     ----------       ----------     ----------
Revenues                                           $40,427        $34,194         $113,988        $98,969
Operating income                                     6,597          5,182           17,813         13,323
Net income applicable to common
  stockholders before extraordinary loss             4,176          3,252           11,301          8,242
Pro forma income per share of
  common stock                                        0.21           0.17             0.57           0.48
Weighted average common stock and
  common stock equivalent shares
  outstanding                                   20,101,726     18,722,911       19,921,330     17,041,525

     The proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1996 nor are they necessarily indicative of future operating results.

6.    Recently Issued Accounting Standard
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the fourth quarter of 1997; earlier adoption is not allowed. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 and 1996 is not material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION
     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 55 acquisitions from January 1993 through September 1997, including 22 collection companies, six transfer stations, two beneficial reuse facilities, and three landfills acquired in the nine months ended September 30, 1997 (the "1997 Acquisitions"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill and landfill airspace reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

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

                    Three Months Ended            Nine Months Ended
                       September 30,                September 30,
                     1997         1996            1997         1996
                  ----------   ----------      ----------   ----------
 Collection (1)       55.1%        46.0%           52.8%        42.1%
 Transfer              8.0          1.9             5.6          2.1
 Landfill (1)         36.2         51.7            40.9         55.5
 Other                 0.7          0.4             0.7          0.3
                  ----------   ----------      ----------   ----------
  Total Revenues     100.0%       100.0%          100.0%       100.0%
                  ==========   ==========      ==========   ==========


(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of the waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended September 30, 1997, approximately 80% of the total tonnage collected by the Company was disposed of at Company-owned landfills. For the nine months ended September 30, 1997, approximately 84% of the total tonnage collected by the Company was disposed of at Company-owned landfills. This represents approximately 36% and 34% of the total tonnage disposed of at Company-owned landfills in the three and nine months ended September 30, 1997, respectively. Excluding the New England region where the Company does not own a landfill, approximately 95% and 97% of the total tonnage collected by the Company was disposed of at Company owned landfills for the three and nine months ended September 30, 1997, respectively. During the nine months ended September 30, 1997, the Company's captive waste
(consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 74% of the solid waste disposed of at its landfills.

     The Company has estimated that, as of December 31, 1996, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $55.1 million. In addition, the Company has estimated that, as of December 31, 1996, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will be approximately $16.7 million. The December 31, 1996 and September 30, 1997, accruals for landfill closure and post-closure costs (including costs assumed through acquisitions) were approximately $7.6 million and $9.7 million, respectively. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately three to 42 years, and an estimated average remaining life of greater than 18 years.

RESULTS OF OPERATIONS
     The  following   table  sets  forth  items  in  the   Company's   condensed
consolidated statements of operations as a percentage of revenues for the periods indicated:

                                                    Three Months Ended                  Nine Months Ended
                                                        September 30,                     September 30,
                                                    1997          1996                 1997          1996
                                                 ----------    ----------           ----------    ----------
  Revenues.......................................   100.0 %       100.0 %              100.0 %       100.0 %
  Cost of operations.............................    54.7          53.5                 54.4          52.8
  Selling, general and administrative expenses...    12.8          13.5                 13.4          15.1
  Depreciation and amortization expenses.........    17.1          22.0                 18.5          22.3
                                                 ----------    ----------           ----------    ----------
  Operating income...............................    15.4          11.0                 13.7           9.8
  Interest expense, net..........................     4.9           9.1                  6.4          11.0
  Other income...................................     0.1           0.2                  0.2           0.2
  Income tax provision (benefit).................     3.5           0.6                  2.4          (0.2)
  Extraordinary loss, net of income tax benefit..       -             -                    -           1.2
                                                 ----------    ----------           ----------    ----------
    Net income (loss)............................     7.1 %         1.5 %                5.1 %        (2.0)%
                                                 ==========    ==========           ==========    ==========

  EBITDA margin (1).............................     32.5 %        33.0 %               32.3 %        32.1 %
                                                 ==========    ==========           ==========    ==========

(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.

THREE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

     REVENUES.    Revenues for the three months ended September 30, 1997 were
$35.4 million compared to $15.1 million for the three months ended September 30, 1996. Of the $20.3 million increase in revenues, $17.7 million is due primarily to the effects of companies acquired during 1996 (the operations of which were included in the Company's financial results for the full nine months ended September 30, 1997) and the additional impact of acquisitions completed during the nine months ended September 30, 1997. Approximately $2.6 million is attributable to increases in revenues in operations acquired prior to July 1996.

     COST OF OPERATIONS. Cost of operations for the three months ended September 30, 1997 were $19.3 million compared to $8.1 million for the three months ended September 30, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 54.7% in the 1997 period compared to 53.5% in the 1996 period. The increased costs as a percentage of the Company's overall revenue are due to the impact of more substantial collection versus landfill operations in the 1997 period compared to the same period in 1996, in accordance with the Company's acquisition-based growth strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $4.5 million for the three months ended September 30, 1997 compared to $2.0 million for the three months ended September 30, 1996. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, SG&A expenses decreased to 12.8% in the 1997 period from 13.5% in the 1996 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the three months ended September 30, 1997 was $6.0 million compared to $3.3 million for the three months ended September 30, 1996. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 17.1% and 22.0% for the three months ended September 30, 1997 and 1996, respectively. The decline as a percentage of revenues in the September 1997 period compared to the September 1996 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $1.7 million for the three months ended September 30, 1997 compared to $1.4 million for the three months ended September 30, 1996, which is attributable to additional debt incurred in 1997 to finance certain acquisitions.

     INCOME TAXES. The Company recorded an income tax provision of $1.2 million for the three months ended September 30, 1997 compared to a $0.1 million income tax provision for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER  30, 1997 AND 1996

     REVENUES. Revenues for the nine months ended September 30, 1997 were $81.6 million compared to $40.3 million for the nine months ended September 30, 1996. Of the increase in revenues, $34.3 million is due primarily to the effects of companies acquired during 1996 (the operations of which were included in the Company's financial results for the full nine months ended September 30, 1997) and the additional impact of acquisitions completed during the nine months ended September 30, 1997. Approximately $7.0 million is attributable to increases in revenues in operations acquired prior to 1996.

     COST OF OPERATIONS. Cost of operations for the nine months ended September 30, 1997 were $44.4 million compared to $21.3 million for the nine months ended September 30, 1996. This increase was attributable primarily to the increase in revenues described above. As a percentage of revenues, cost of operations was 54.4% in the 1997 period compared to 52.8% in the 1996 period. The increased costs as a percentage of the Company's overall revenues are due to the impact of more substantial collection versus landfill operations in the 1997 period compared to the same period in 1996, in accordance with the Company's acquisition-based growth strategy.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.    SG&A expenses increased to
$10.9 million for the nine months ended September 30, 1997 compared to $6.1
million for the nine months ended September 30, 1996.    As a percentage of
revenues, SG&A expenses decreased to 13.4% in the 1997 period from 15.1% in the 1996 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the nine months ended September 30, 1997 was $15.1 million compared to $9.0 million for the nine months ended September 30, 1996. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 18.5% and 22.3% for the nine months ended September 30, 1997 and 1996, respectively. The decline as a percentage of revenues in the September 1997 period compared to the September 1996 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $5.2 million for the nine months ended September 30, 1997 compared to $4.4 million for the nine months ended September 30, 1996. This increase is attributable to additional debt incurred to complete certain 1997 acquisitions.

     INCOME TAXES. The Company recorded an income tax provision of $2.0 million for the nine months ended September 30, 1997 and an income tax benefit of $62,000 for the nine months ended September 30, 1996.

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

     Operating activities in the quarter provided net cash of $27.1 million compared to $6.3 million in the nine months ended September 30, 1996, reflecting the additional operating contribution of the companies acquired.

     Investing activities used net cash of $150.3 million and $27.3 million in the nine months ended September 30, 1997 and 1996, respectively. The Company's capital expenditure and working capital requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During the nine months ended September 30, 1997, the Company spent $16.4 million in capital expenditures, of which $8.2 million was for cell development. In fiscal year 1997, the Company expects to spend approximately $20.0 million for capital expenditures of which $9.0 million is anticipated to be used for cell development. In connection with the 1997 Acquisitions, the Company invested $171.0 million ($133.9 million in cash and $37.1 million in common stock).

     In the nine months ended September 30, 1997, financing activities provided net cash of $124.7 million, principally from the Company's May 1997 public offering and long-term debt issuances, compared to $16.9 million for the nine months ended September 30, 1996.

     On May 22, 1997, the Company increased the amount of its revolving and term loan (the "Credit Facility") with ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, Union Bank of California, N.A., as documentation agent, and BHF-Bank Aktiengesellschaft and Bank of America Illinois, as co-agents, for the lenders, from $125 million to $200 million. The Credit Facility provides the Company with a term loan of $60 million and an expansion facility of $140 million to be used for acquisitions (of which $20 million may be used for working capital and letter of credit purposes). The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the prime rate, plus an applicable margin; or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and have maturities ranging from 2002 to 2004. As of September 30, 1997, the Company had borrowed $119.9 million under the Credit Facility. At such date, the total unused availability under the Credit Facility was $80.1 million. The Company's ability to use the expansion facility is based upon a number of covenants, including the maintenance of specified debt to equity and fixed charge coverage ratios. At September 30, 1997 the Company was in compliance with the terms of these covenants.

     Effective May 13, 1997, the Company completed a public offering of 4,600,000 shares (including the underwriters' over-allotment option) at $16.50 per share. This resulted in net proceeds to the Company of approximately $70.1 million which were used to pay down a portion of the Company's Credit Facility.

     Effective October 27, 1997 the Company completed a public offering of 6,000,000 shares of common stock (3.5 million of the shares were issued and sold by the Company and 2.5 million of the shares were sold by certain selling stockholders) at $30.50 per share resulting in net proceeds to the Company of approximately $100.4 million. Additionally, the underwriters exercised their over-allotment option of 837,000 shares of common stock (825,000 shares were issued and sold by the Company and 12,000 shares were sold by certain selling stockholders) resulting in net proceeds to the Company of approximately $23.9 million on October 30, 1997. The Company used substantially all of the net proceeds from this offering and the underwriters' over-allotment option to repay the $60.0 million term loan and pay down indebtedness outstanding under the expansion facility. At November 14, 1997 the Company had borrowing capacity of $140.0 million remaining in the Credit Facility, with $122.6 million available under its $140.0 million expansion facility. The Company is in discussions to establish a significantly larger credit facility that would afford the Company greater financing flexibility and reduce borrowing costs.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.  Financial Data Schedule (filed electronically only).

     b.  Reports on Form 8-K: The Company  filed a Form 8-K dated  September 10,
         1997  (Items  2  and  7).  The  following  financial   statements  were
         incorporated by reference into such Form 8-K:

         Unaudited Pro Forma Consolidated Financial Statements
           Pro  Forma  Condensed  Consolidated  Balance  Sheet at June 30,  1997
            (Unaudited)
           Pro Forma  Consolidated  Income  Statement  for the year ended
            December 31, 1996  (Unaudited)
           Pro Forma  Consolidated  Income Statement for the six months ended
            June 30, 1997 (Unaudited)

         Fred B. Barbara Companies
           Combined Balance Sheets at June 30, 1997 and at December 31, 1996
            and 1995
           Combined  Statements of Income for the six months ended June 30,
            1997 and for the years ended December 31, 1996, 1995 and 1994 Combined Statements of Stockholders' Equity for the six months ended
            June 30, 1997 and for the years ended  December 31,  1996,  1995 and 1994
           Combined Statements of Cash Flows for the six months ended June 30, 1997 and for the years ended December 31, 1996, 1995 and 1994

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                  AMERICAN DISPOSAL SERVICES, INC.

Date: November 14, 1997           /s/ Stephen P. Lavey
                                  ---------------------
                                  Stephen P. Lavey
                                  Vice President and Chief Financial Officer