Form 10-K
period 1997-12-31
AMERICAN DISPOSAL SERVICES INC
filed 1998-03-31
CIK 881655

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                         OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                    Commission File No. 0-28652

               AMERICAN DISPOSAL SERVICES, INC.
     (Exact name of registrant as specified in its charter)

          Delaware                           13-3858494
(State or other jurisdiction (I.R.S. Employer Identification) of incorporation or organization)

     745 McClintock Drive
          Suite 230
     Burr Ridge, Illinois                    60521
(Address of principal executive offices)     (Zip Code)

                         (630) 655-1105
     (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

               Common Stock, par value $.01 per share
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  X                   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Aggregate market value of voting stock held by non-affiliates of registrant as of March 25, 1998:  $641,167,625

Number of shares of Common Stock outstanding as of March 25, 1998: 20,627,544

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report, are incorporated by reference in Part III hereof.

































               AMERICAN DISPOSAL SERVICES, INC.
                  ANNUAL REPORT ON FORM 10-K

                       TABLE OF CONTENTS

Item No.                                                    Page

PART I                                                      3
     1.   BUSINESS                                          3
     2.   PROPERTIES                                        20
     3.   LEGAL PROCEEDINGS                                 20
     4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                           20

PART II                                                     21
     5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS.                      21
     6.   SELECTED CONSOLIDATED FINANCIAL DATA              22
     7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS               23
     8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       28
     9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE               28

PART III                                                    29

PART IV                                                     30
     14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS
          ON FORM 8-K                                       30

SIGNATURES                                                  31

EXHIBIT INDEX                                               32
















                         PART I

ITEM 1.   BUSINESS


General

     American Disposal Services, Inc. (the "Company") is a regional, integrated, non-hazardous solid waste services company that provides solid waste collection, transfer and disposal services primarily in the Midwest and in the Northeast. The Company began its operations in the Midwest and currently has operations in the following 12 states: Arkansas, Connecticut, Illinois, Indiana, Kansas, Kentucky, Massachusetts, Missouri, Ohio, Oklahoma, Pennsylvania and Rhode Island. The Company owns nine solid waste landfills and owns, operates or has exclusive contracts to receive waste from 20 transfer stations. The Company's operations cover six primary operating regions and its landfills and transfer stations are supported by 17 collection divisions, which currently serve over 400,000 residential, commercial and industrial customers. The Company has adopted an acquisition-based growth strategy and intends to continue its expansion, generally in its existing and proximate markets. Since January 1993, the Company has acquired 70 solid waste businesses, including eight solid waste landfills and 66 solid waste collection companies.

     The Company's operating program generally involves a four-step process: (i) acquiring solid waste landfills in markets that are within approximately 125 miles of significant metropolitan centers; (ii) securing captive waste streams for its landfills through the acquisition or development of transfer stations serving those markets, through acquisitions of collection companies and by entering into long-term contracts directly with customers or collection companies; (iii) making "tuck-in" acquisitions of collection companies to further penetrate its target markets; and (iv) integrating these businesses into the Company's operations to achieve operating efficiencies and economies of scale. As part of its acquisition program, the Company has, and in the future may, as specific opportunities arise, evaluate and pursue acquisitions in the solid waste collection and disposal industry that do not strictly conform to the Company's four-step operating program.

     The Company's operating strategy emphasizes the integration of its solid waste collection and disposal operations and the internalization of waste collected. One of the Company's goals is to maximize the captive waste streams (which includes waste from the Company's collection operations and third-party haulers operating under long-term collection contracts) disposed of at each of its landfills. During the year ended December 31, 1997, the Company's captive waste constituted an average of approximately 73% of the solid waste disposed of at Company-owned landfills. In addition, approximately 81% of the total tonnage collected by the Company during such period was disposed of at Company-owned landfills. The Company plans to continue to pursue its acquisition-based growth strategy to maximize the internalization of waste collected and expand its presence in its existing and proximate markets.

Recent Developments

     Since the Company's offering of Common Stock consummated in October 1997 (the "October Offering"), the Company has expanded and strengthened its market presence in its six operating regions through the acquisition of 15 solid waste businesses, which collectively included one landfill, 15 collection companies, three transfer stations and a contract to operate a fourth transfer station.

     In the New England Region, which the Company entered in September 1996, the Company continued to expand its presence through five "tuck-in" acquisitions of collection operations. In the Illinois Region, the Company acquired selected assets from John Sexton Contractors, Inc. (the "Sexton Acquisition"). The Sexton Acquisition added a collection operation, two transfer stations and one landfill to the Company's operations in the Illinois Region. In addition, the Company has completed two collection company acquisitions in the Illinois Region, one as a "tuck-in" to the Sexton Acquisition and one as a "tuck-in" to the Company's existing Chicago operations.

     In January 1998, the Company completed the acquisition of the R.C. Miller companies (the "R.C. Miller Acquisition"), which provide solid waste collection, transfer and recycling services in Canton, Ohio and surrounding counties. The R.C. Miller Acquisition further expands the Company's presence in the Ohio Region and provides a geographical link between the Company's Ohio and Western Pennsylvania Regions. Subsequent to the R.C. Miller Acquisition, the Company completed three "tuck-in" acquisitions in the Ohio Region.

     In October 1997, the Company repaid its $60 million term loan with a portion of the proceeds from the October Offering and currently has a $140 million revolving credit facility (the "Credit Facility"). At March 1, 1998, the outstanding debt under the Credit Facility was $34.4 million, up from $19.7 million at December 31, 1997, primarily as a result of recent acquisitions.

     Unless otherwise noted, all descriptions of the Company's business in this Annual Report on Form 10-K are as of March 15, 1998.

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

Industry Background

     In the United States, landfilling is at present the most common means of disposing of non-hazardous municipal solid waste ("MSW"), which consists primarily of refuse and garbage from households and commercial establishments. The Company believes that in recent years there has been a trend towards consolidation of landfill ownership and that a similar trend is emerging in the solid waste collection industry, which historically has been characterized by numerous small companies. The Company believes that these trends will continue and are the result of several factors: (i) environmental regulations, including Subtitle D Regulations and related state regulations and programs have significantly increased the amount of capital and the technical expertise required in order to own and operate a landfill; (ii) a number of municipalities are electing to privatize the operations of their municipal landfills as an alternative to funding the changes to these landfills that are required in order to comply with the Subtitle D Regulations and related state regulations and programs; (iii) as a result of heightened sensitivity to environmental concerns by many communities, it is becoming increasingly desirable in many markets for collection companies to provide waste reuse and reduction programs, such as recycling and composting, in addition to conventional waste collection services. Due in part to these trends, the Company believes that significant opportunities exist to expand and further integrate its operations in each of its existing markets, as well as in new markets that meet the Company's acquisition criteria.

Strategy

     The Company's objective is to build a large, profitable, fully-integrated solid waste services company with an established market presence in secondary markets. The Company's strategy for achieving this objective is to establish a market presence generally anchored by its landfills; to increase volume in its markets through "tuck-in" acquisitions of collection companies and marketing to new customers; to provide a high level of customer service; to implement selective price increases; and to continue to implement strict cost controls and reduce corporate overhead as a percentage of revenues. The Company believes that this strategy of building an integrated entity should provide it with competitive cost advantages in its targeted regional markets. The Company's ability to implement its strategy is enhanced by the experience of its senior managers and their knowledge of the solid waste industry. There can be no assurance, however, that the Company will be successful in the execution of its strategy.

     The Company targets acquisitions in geographic areas characterized by one or more of the following criteria: (i) the availability of permitted and underutilized landfill capacity located outside of, but within 125 miles of, a significant metropolitan center; (ii) the absence of a dominant competitor in the area which would preclude the Company from implementing its business strategy; (iii) anticipated economic and population growth; and (iv) near- or medium- term scheduled closures of competing landfills.

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

Completed Acquisitions

     The Company has completed 70 acquisitions of solid waste companies in 12 states since January 1993, which are summarized in the table below.


Company        Business       Principal Location  Date Acquired


MISSOURI REGION:

Wheatland      Landfill       Scammon, KS         January 1993

Pittsburg
Sanitation     Collection     Pittsburg, KS       January 1993

Ozark
Sanitation     Collection     Carthage, MO        January 1993


Trashmaster    Collection     Joplin, MO          January 1993

A-1 Trash
Service        Collection     Verona/Aurora, MO   April 1993

Tate's
Transfer       Transfer       Verona/Aurora, MO   April 1993
               Station

Renfro
Sanitation     Collection     Branson, MO         June 1993

B&B Trash      Collection     Pittsburg, KS       July 1993

B&B Refuse     Collection     Neosho, MO          December 1993

Apex Sanita-   Collection     Grove, OK and
tion                          Green Forest, AR    December 1993

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

Poole's
Sanitation     Collection     Bentonville, AR     August 1994

Southwest
Waste          Collection     Springfield, MO     July 1996

Nesvold
Sanitation     Collection     Seneca, MO          December 1996

Sparky's Waste
Control        Collection     Springfield, MO     January 1997

Cupp Disposal  Collection     Joplin, MO          June 1997

Sunset         Landfill
Disposal/      Collection     Coffeyville, KS     August 1997
Resource and
Recovery

L. B. Smith    Collection     Springfield, MO     August 1997

Supreme
Sanitation     Collection     Pittsburg, KS       August 1997

Packman        Collection     Coffeyville, KS     January 1998

Freeman Waste
Management     Collection     Eureka Springs, AR  February 1998


ILLINOIS REGION:

Livingston     Landfill       Pontiac, IL         November 1995

Barbara
Companies      Landfill,      Chicago, IL         September 1997
               Collection,    Morris, IL
               MRF and Transfer
               Station

Sexton
Companies      Landfill,      Bloomington, IL
               Collection     Chicago, IL         November 1997
               and Transfer
               Stations

Harrell &
Daughters      Collection     Bloomington, IL     December 1997

Yellow Recycling
& Disposal     Collection     Lemont, IL          December 1997


SOUTHWESTERN INDIANA REGION:

WMX-Evansville Landfill,      Evansville, IN      April 1997
               Collection
               and Transfer
               Station

Action Trash &
Disposal       Collection     Vincennes, IN       July 1997

T&G Container  Collection and
               Transfer
               Station        Washington, IN      July 1997

Mother Earth   Collection,    Louisville, KY      August 1997
               Beneficial
               Reuse and
               Transfer Station

Earth First of
Kentuckiana    Collection     New Albany, IN      January 1998


OHIO REGION:

Wyandot        Landfill       Upper Sandusky, OH  August 1995

Environmental
Transportation
and Management Collection     Findlay, OH         May 1996


R&R Waste
Disposal       Collection     Findlay, OH         May 1996

Jerry's
Rubbish        Collection     Findlay, OH         June 1996

Seneca
Disposal       Collection     Tiffin, OH          June 1996

Ross Bros.
Waste &
Collection
and
Recycling      Transfer
               Station        Mt. Vernon, OH      September 1996

D&L Hauling         Collection     Findlay, OH    October 1996

Rutledge Trucking   Collection     Delaware, OH   November 1996

Morrow Sanitary
Company             Collection     Mt. Gilead, OH November 1996

Bowers-Phase II     Collection
                    and Transfer
                    Station        Vickery, OH    December 1996

Cargo Services      Collection     Mt. Gilead, OH December 1996

Rumpke Waste
(routes)            Collection     Fostoria, OH   December 1996

Christiansen's      Collection     Sandusky, OH   May 1997

D&R Refuse          Collection     Kenton, OH     July 1997

Geyer Sanitation    Collection     Galion, OH     July 1997

Didions' Garbage
& Refuse            Collection     Bellevue, OH   January 1998

R.C. Miller         Collection     Canton, OH     January 1998
Enterprises         and Transfer
                    Station

McFarland Disposal  Collection     Ravenna, OH    February 1998

Owens Rubbish
Service             Collection     Akron, OH      February 1998


WESTERN PENNSYLVANIA REGION:

Clarion             Landfill and
                    Collection     Leeper, PA     June 1995

Mauthe Sanitation   Collection     Strattan-      March 1996
                                   ville, PA

Allied Waste Systems  Collection   Youngstown, OH February 1997

Horodyski           Collection     Warren, OH     April 1997


Township Garbage    Collection     Warren, OH     July 1997


NEW ENGLAND REGION:

T&J Trucking        Collection     Johnston, RI   September 1996

American Disposal
Services/N.E.E.D    Collection     Johnston, RI   September 1996

A-1 Container       Collection     Rehoboth, MA   January 1997

BFI-Derby District  Collection     Seymour, CT    May 1997
                    and Transfer
                    Station

Liberty Disposal    Collection     Providence, RI May 1997

A. Macera           Collection     Johnston, RI   August 1997

Macera Bros         Collection     Cranston, RI   August 1997
                    and Transfer
                    Station

R.D. Compactor      Collection     Providence, RI September 1997

Wasteline
Rubbish Disposal    Collection     Johnston, RI   October 1997

Bonollo Rubbish     Collection     Wrentham, MA   November 1997

One Way Waste
Systems             Collection     N. Attleboro,  December 1997
                                   MA

South County
Companies           Collection     N. Kingston, RI  January 1998
                    and Transfer
                    Station

Page Hauling        Collection     Warwick, RI    February 1998


     Missouri Region. The Company established a market presence in the Missouri Region in January 1993 with the acquisition of its Wheatland landfill. Since purchasing the Wheatland landfill, the Company has acquired one transfer station and independently developed three transfer stations. The Company also has exclusive contracts to accept waste from two other transfer stations. Additionally, the Company acquired 21 collection companies, including the three operations purchased simultaneously with the Wheatland landfill. The collection operations and transfer stations have been consolidated into three divisions. The Company has integrated acquired companies by consolidating and rationalizing routes and pricing, reducing overhead through consolidating an acquired company's operations, implementing the Company's cost controls and operating procedures, converting acquired companies to the Company's management reporting systems and implementing a sales and marketing team. Since the acquisition of its Wheatland landfill, the Company has increased the waste volume at its landfill by approximately 1,000 tons per day. Since the October Offering, the Company has acquired two collection companies and developed one transfer station within the region. Such activity has expanded the service area of the Company's operations in the Missouri Region.

     Illinois Region. The Company established a market presence in north-central Illinois in November 1995 with the acquisition of its Livingston landfill, which is located approximately 90 miles from downtown Chicago. The acquisition of the Livingston landfill was particularly attractive to the Company's management because of the expected closing of two competing landfills that accepted an aggregate of approximately 15,000 tons per day and the management team's experience with the Chicago market. Since the acquisition of the Livingston landfill, one of the competing landfills in the Chicago metropolitan area has closed and the other is expected to close in 1998. Since the acquisition of the Livingston landfill, the Company has increased the waste volume at this landfill by approximately 4,000 tons per day through intensified sales and marketing efforts. Approximately 71% of the waste volume at the Livingston landfill is captive waste. Since the October Offering, the Company has acquired three collection operations, two transfer stations and a landfill in the Illinois Region.

     Southwestern Indiana Region. In April 1997, the Company acquired the Blackfoot landfill, two collection companies, an exclusive transfer station contract and a permit to develop a new transfer station, all located in the southwestern Indiana Region (which includes western Kentucky). These acquisitions provided the Company with the opportunity to enter the southwestern Indiana Region and to secure a significant market share position in that region through the acquisition of a single, fully integrated solid waste management operation. Since the October Offering, the Company completed the acquisition of one collection company within the Southwestern Indiana Region.

     Ohio Region. The Company established a market presence in north-central Ohio in August 1995 with the acquisition of its Wyandot landfill, which is located within approximately 125 miles of Cleveland, Ohio and within approximately 75 miles of Toledo and Columbus, Ohio. The Company has acquired 18 collection companies and has acquired, developed or secured exclusive contracts with five transfer stations in the Ohio Region. Since the acquisition of the Wyandot landfill, the Company has increased the waste volume at this landfill by approximately 300 tons per day, primarily through the acquisition of collection companies, new operating contracts with two transfer stations and implementation of a new sales focus. To further expand its operations, the Company is seeking to increase capacity at the Wyandot landfill. In January 1998, the Company completed the R.C. Miller Acquisition, which provides the Company with solid waste collection, transfer and recycling services in Canton, Ohio and the surrounding counties. In connection with the R.C. Miller Acquisition, the Company acquired a construction and demolition landfill, which the Company is in the process of closing. The R.C. Miller Acquisition expands the Company's presence in the Ohio Region and provides a geographical link between the Company's Ohio and Western Pennsylvania Regions. Furthermore, since the October Offering, the Company has acquired three additional collection companies in the region.

     Western Pennsylvania Region. The Company entered the western Pennsylvania Region in June 1995 with the acquisition of its Clarion landfill and an affiliated collection company. The Clarion landfill is located within 80 miles of both Pittsburgh and Erie, Pennsylvania. Since the acquisition of the Clarion landfill, the Company has increased volumes to this landfill by approximately 300 tons per day to the maximum daily limit, primarily through the acquisition of collection companies.

     New England Region. The Company began operating in the New England Region in September 1996 with the acquisition of two collection companies in Rhode Island. The Company was attracted to the New England Region because it was largely an unconsolidated market where no existing operator had a competitive advantage since the State of Rhode Island owns and operates the sole landfill in the state. As a result, the Company has focused its acquisition strategy on collection companies. Since the October Offering, the Company has acquired five collection companies and a contract to operate one transfer station in the region. The Company believes that as a result of its acquisitions in the region, it currently owns and operates the largest collection operation in Rhode Island and has strategically positioned itself to expand its market share in the New England Region.

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

Landfills

     The Company currently owns nine landfill operations permitted to receive solid waste. These landfill operations are located in Illinois, Indiana, Ohio, Pennsylvania, Kansas and
Oklahoma.

     Each of the Company's landfill operations is located on land owned by the Company. The permitted waste streams at each of these landfills include both MSW and certain special waste (the type of special waste varying from landfill to landfill). During the year ended December 31, 1997, the Company's captive waste (including the Company's collection operations and third party haulers operating under long-term contracts) constituted an average of approximately 73% of the solid waste disposed of at its landfills.

     The table and landfill descriptions below provide certain additional information, as of December 31, 1997 regarding the nine landfills that the Company owns and operates.


                                                  Approximate
                                               Unused Permitted
                         Approximate Acreage      Airspace(2)
Landfills      Location     Total  Permitted(1) (in millions of
                                                  cubic yards)

Wheatland   Scammon, KS       68        55             0.9

Resource
Recovery    Cherryvale, KS    282       37             2.2

Pittsburg
County      McAlester, OK     76        30             1.4

Livingston  Pontiac, IL       556       255            27.9

Environtech Morris, IL        326       78             5.9

McLean     Bloomington, IL    55        33             1.0

Blackfoot  Evansville, IN     379       166            17.8

Wyandot(3) Upper Sandusky, OH 344       87             5.7

Clarion   Leeper, PA          606       60             3.9

     Total                    2,692     801            66.7


(1) Permitted acreage, as used in this table and in this Annual Report on Form 10-K, represents the portion of the total acreage on which disposal cells and supporting facilities have been constructed (including any that may have been filled or capped) or may be constructed based upon an approval issued by the state generally authorizing the development or siting of a landfill on the acreage. Prior to actually constructing and/or operating each new disposal cell on the permitted acreage, it may be necessary, depending upon the regulatory requirements of the particular state, for the Company to obtain additional authorizations with respect to such cell. The portion of total acreage that is not currently permitted acreage is not currently available for waste disposal.
(2) Unused permitted airspace represents in cubic yards the estimated portion of the permitted acreage that has not yet been used for waste disposal but may be available for waste disposal after certain approvals are secured and, in some instances, new disposal cells are constructed. Prior to actually constructing and/or operating a new disposal area or cell on permitted acreage, it may be necessary, depending upon the regulatory requirements of the particular state or locality, for the Company to obtain additional authorizations.
(3) The Company has applied for a permit to increase the permitted acreage and permitted cubic airspace at the Wyandot landfill by approximately 98 acres and approximately
     19.1 million cubic yards, respectively.

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

     Wheatland. The Wheatland landfill consists of approximately 68 acres. Approximately 55 of the owned acres are permitted acres and there are approximately 0.9 million cubic yards of unused permitted airspace. The Company anticipates that after a planned expansion, the Wheatland landfill would have approximately four years of total site life at current average disposal levels (approximately 2.5 years if such expansion is not approved by the Cherokee County Board of Commissioners). In addition, the Company has an option to purchase an undeveloped parcel in Missouri, which has been granted a permit to develop a landfill.

     Resource Recovery. The Resource Recovery landfill consists of approximately 282 acres, of which approximately 37 are permitted. There are approximately 2.2 million cubic yards of unused permitted airspace. The Resource Recovery landfill has approximately 14 years of total site life at current average disposal levels.

     Pittsburg County. The Pittsburg County landfill consists of approximately 76 acres, of which approximately 30 are permitted acres. There are approximately 1.4 million cubic yards of unused permitted airspace. The Pittsburg County landfill would have approximately 40 years of total site life at current average disposal levels.

     Livingston. The Livingston landfill consists of approximately 556 acres, of which approximately 255 are permitted acres. There are approximately 27.9 million cubic yards of unused permitted airspace. Previously, cells developed at the Livingston landfill have been constructed with double composite liner systems. In September 1996, the Livingston landfill received a permit to construct cells using a single liner composite system. The Livingston landfill has approximately 12.5 years of total site life at current average disposal levels, which have increased substantially since its acquisition by the Company.

     Environtech. The Environtech landfill consists of approximately 326 acres of which 78 acres have received local siting approval and state permitting. There are approximately
5.9 million cubic yards of unused airspace. Environtech has approximately 24 years of total site life at current average disposal levels.

     McLean. The McLean County landfill is located in Bloomington, Illinois. The landfill consists of approximately 55 acres, of which approximately 33 acres are approved for waste disposal. The current waste receipts are minimal due to this landfill's proximity to the Livingston landfill.

     Blackfoot. The Blackfoot landfill in Evansville, Indiana consists of approximately 379 acres, of which approximately 166 are permitted acres. The site has available capacity of approximately 17.8 million cubic yards of airspace. This includes 0.5 million cubic yards of airspace which will be approved as a minor modification to the existing permit, pursuant to the applicable state regulations. The Blackfoot landfill has approximately 55 years of total site life at current average disposal levels.

     Wyandot. The Wyandot landfill consists of approximately 344 acres in three proximate locations, and the Company has an option to purchase up to approximately 94 adjacent additional acres in the vicinity. Approximately 87 of the owned acres are permitted, and there are approximately 5.7 million cubic yards of unused permitted airspace. Cells developed to date at the Wyandot landfill have been constructed with double composite liner systems. The Company has applied for a permit from applicable regulatory authorities to use a single composite liner in constructing new cells, which the Company believes should reduce cell development costs. In addition, the Company has applied for a permit from the Ohio Environmental Protection Agency to expand its landfill capacity by using the valley between two of the hills that are currently permitted for waste disposal, as well as the option acreage. The Company anticipates that if it exercised its option, obtained the required permits and constructed the additional landfill areas, the Wyandot landfill would have approximately 46 years of total site life at current disposal levels. Currently, however, the Wyandot landfill has approximately 10 years of total site life at current average disposal levels.

     Clarion. The Clarion landfill consists of approximately 606 acres, of which approximately 60 are permitted acres. There are approximately 3.9 million cubic yards of unused permitted airspace. Cells developed at the Clarion landfill have been, and due to regulatory requirements will continue to be, constructed with double liner systems. The Clarion landfill has approximately 10 years of total site life at current average disposal levels.

Transfer Stations

     The Company has an active program to acquire, develop, own, operate and contract to receive waste volumes from transfer stations in markets which are proximate to its operations. The use of transfer stations reduces the Company's costs associated with the transportation of its collected waste and also increases the market area served by the Company's landfills. Presently, the Company owns, operates or has exclusive contracts to receive waste from a total of 20 transfer stations, including six in the Missouri Region, three in the Illinois Region, three in the southwestern Indiana Region, five in the Ohio Region and three in the New England Region. Typically, the Company acquires transfer stations that will service its Company-owned landfills and expand its geographic service area.

Collection Operations

     The Company collects solid waste from over 400,000 residential, commercial and industrial customers through its own collection operations and through brokerage arrangements with other haulers. The Company's collection operations are conducted generally within a 50-mile radius of either its transfer stations or landfills, which allows the Company to serve a geographic area within a radius of approximately 125 miles from its landfills. The Company also contracts with local generators of solid waste and directs the waste to either its own landfill or to a third-party landfill or for additional handling at one of its transfer stations. During the year ended December 31, 1997, the Company's captive waste constituted an average of approximately 73% of the solid waste disposed of at Company-owned landfills.
In addition, approximately 81% of the total tonnage collected by the Company was disposed of at Company-owned landfills.

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

Sales and Marketing

     The Company has a coordinated marketing strategy which is formulated at the corporate level and implemented at the regional level. In addition to competitive pricing, the Company's marketing strategy emphasizes quality service particularly with respect to rapid turnaround time at its landfills. Each manager implements the Company's marketing strategy, which is overseen by senior management. Depending upon the size of the region and its customer mix, each manager may focus on commercial, industrial, residential or municipal accounts to a varying degree. The Company maintains periodic contact with all of its accounts to increase customer retention. Company salespersons call on prospective customers in a specified geographic territory.

     Since the Company acquires its waste collection operations primarily from entrepreneurs who generally do not have independent sales forces, the Company often retains these entrepreneurs during the transition period following the acquisition of such operations to acquaint the Company's sales force with the acquired companies' customer base.

     The Company has a diverse customer base, with no single customer accounting for more than 10% of the Company's revenues during the year ended December 31, 1997. The Company does not believe that the loss of any single customer would have a material adverse effect on the Company's results of operations.

Competition

     The solid waste collection and disposal business is highly competitive and requires substantial amounts of capital. The Company competes with numerous local and regional companies and, in selected areas, with the large national waste management companies. The industry is led by several national waste management companies, such as Waste Management, Inc., Browning-Ferris Industries, Inc., USA Waste Services, Inc., Republic Industries, Inc. and Allied Waste Industries, Inc., and includes numerous local and regional companies of varying sizes and competitive resources such as Casella Waste Systems, Inc., Eastern Environmental Services, Inc., Superior Services, Inc. and Waste Industries, Inc. The large national companies, as well as a number of the regional companies, are significantly larger and have greater financial resources than the Company. The Company also competes with those counties and municipalities that maintain their own waste collection and disposal operations. These counties and municipalities may have financial advantages due to the availability to them of tax revenues and tax exempt financing. The Company competes primarily by charging competitive prices and offering quality service. Competitors may reduce the price of their services in an effort to expand market share or to win competitively bid municipal contracts.

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

Liability Insurance and Bonding

     The Company carries a broad range of insurance for the protection of its assets and operations that it believes is customary to the waste management industry, including pollution liability coverage. Specifically, each of the Company's landfills has pollution liability coverage of $10 million per occurrence or $10 million in the aggregate subject to a $10,000 deductible. Nevertheless, if the Company were to incur liability for environmental damage which exceeds coverage limits or is not covered by insurance, its business, financial condition and results of operations could be materially adversely affected.

     The Company is required to post a performance bond or a bank letter of credit or to provide other forms of financial assurance in connection with closure and post-closure obligations with respect to landfills and its other solid waste management operations and may be required to provide such financial assurance in connection with municipal residential collection contracts. As of December 31, 1997, the Company had outstanding approximately $38.1 million of performance bonds. If the Company were unable to obtain surety bonds or letters of credit in sufficient amounts, or to provide other required forms of financial assurance, it would be unable to remain in compliance with the Subtitle D Regulations or comparable state requirements and, among other things, might be precluded from entering into certain municipal collection contracts and obtaining or holding landfill operating permits.

Employees

     At March 15, 1998, the Company employed approximately 1,314 employees, 78 of whom were managers or professionals, 1,045 of whom were hourly paid employees involved in collection, transfer and disposal operations, and 191 of whom were sales, clerical, data processing or other administrative employees. Certain of the Company's employees at its Environtech and Livingston landfills are represented by the International Brotherhood of Operating Engineers and one of the Company's employees at its City transfer station is represented by the International Brotherhood of Teamsters. The Company has no knowledge of any other organizational efforts among its employees. The Company believes that its relations with its employees are good.

Risk Factors

Availability of Additional Acquisition Targets

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

Integration of Acquisitions

     The financial position and results of operations of the Company will depend to a large extent on the Company's ability to integrate effectively the operations of the companies it has acquired to date, and expects to acquire in the future, and to realize expected efficiencies and economies of scale from such acquisitions. There can be no assurance that the Company's efforts to integrate these operations will be effective, that expected efficiencies and economies of scale will be realized or that the Company will be able to successfully consolidate its operations. The failure to achieve any of these results could have a material adverse effect on the Company's business, financial condition and results of operations.

Ability to Manage Growth

     The Company's goal is to increase the scale of its operations significantly through the acquisition of other solid waste businesses and through internal growth. Consequently, the Company may experience periods of rapid growth with significantly increased staffing level requirements. Such growth could place a significant strain on the Company's management and on its operational, financial and other resources. The Company's ability to maintain and manage its growth effectively will require it to expand its management information systems capabilities and improve its operational and financial systems and controls. Moreover, the Company will need to attract, train, motivate, retain and manage its senior managers, technical professionals and other employees. Any failure to expand its management information system capabilities, to implement and improve its operational and financial systems and controls or to recruit appropriate additional personnel in an efficient manner at a pace consistent with the Company's business growth could have a material adverse effect on the Company's business, financial condition and results of operations.

Highly Competitive Industry

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

Funding of Future Capital Requirements; Prior Losses and Working
Capital Deficits

     The Company's acquisition-based growth strategy has resulted in a steady increase in its capital requirements, and such increase may continue in the future as the Company pursues its strategy. The Company recorded net losses to common stockholders of approximately $3.7 million and $370,000 during the fiscal years ended December 31, 1995 and 1996, respectively. In addition, the Company has incurred working capital deficits in the past, and there can be no assurance that its available working capital will be sufficient in the future as it pursues its growth strategy. Furthermore, in connection with a completed acquisition, the Company may be obligated to make contingent cash payments of up to approximately $37.5 million over the next nine years if certain business development projects are achieved as a result of that acquisition. To the extent that internally generated cash and cash available under the Credit Facility are not sufficient to provide the cash required for future operations, capital expenditures, acquisitions, earn-out and contingent payments, debt repayment obligations and financial assurance obligations, the Company will require additional equity or debt financing in order to provide such cash. There can be no assurance, however, that such financing will be available or, if available, will be on terms satisfactory to the Company. Where appropriate, the Company may seek to minimize the use of cash to finance its acquisitions by using capital stock, assumption of indebtedness or notes. However, there can be no assurance the owners of the businesses the Company may wish to acquire will be willing to accept non-cash consideration in whole or in part.

Use of Leverage

     Historically, the Company has incurred significant debt obligations in connection with financing its acquisitions and business growth. The Company has a $140 million Credit Facility with a bank group led by ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, Union Bank of California, N.A., as documentation agent, BHF-Bank Aktiengesellschaft, as co-agent, and Bank of America Illinois, as co-agent. As of December 31, 1997, the Company's consolidated indebtedness was $23.1 million, its consolidated total assets were $373.0 million and its stockholders' equity was $297.4 million. At March 1, 1998, the Company's consolidated indebtedness had increased to approximately $39.7 million. The Company anticipates incurring significant indebtedness in the future in order to fund all or a portion of the purchase price of future acquisitions. The Company's ability to meet its debt service obligations will depend upon its future performance, which, in turn, will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond the Company's control. If the Company fails to generate sufficient cash flow to repay its debt, the Company may be required to refinance all or a portion of its existing debt or to obtain additional financing. There can be no assurance that such refinancing or any additional financing could be obtained on terms favorable to the Company or at all.

Potential Liabilities Associated with Acquisitions

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

Dependence on Senior Management

     The Company is highly dependent on its senior management team. The loss of the services of any member of senior management may have a material adverse effect on the Company's business, financial condition and results of operations. In an effort to minimize this risk, the Company has entered into employment contracts with certain members of senior management. The Company does not maintain "key man" life insurance with respect to members of senior management except for a $2.0 million policy maintained on the Company's President and Chief Executive Officer.

Limitations on Internal Expansion

     The Company's operating program depends on its ability to expand and develop its landfills, transfer stations and collection operations. The process of obtaining required permits and approvals to operate or expand solid waste management facilities, including landfills and transfer stations, has become increasingly difficult and expensive, often taking several years, requiring numerous hearings and compliance with zoning, environmental and other regulatory requirements, and often being subject to resistance from citizen or other groups. There can be no assurance that the Company will be successful in obtaining the permits it requires or that such permits will not contain onerous terms and conditions. An inability to receive such permits and approvals could have a material adverse effect on the Company's business, financial condition and results of operations. See "- Extensive Environmental and Land Use Laws and Regulations." In some areas, suitable land may be unavailable for new landfill sites. There can be no assurance that the Company will be successful in obtaining new landfill sites or expanding the permitted capacity of its current landfills once its landfill capacity has been consumed. In such event, the Company could be forced to dispose of collected waste at landfills operated by its competitors, which could have a material adverse effect on the Company's landfill revenues and collection expenses.

Dependence on Third Party Collection Operations

     A portion of the solid waste delivered to the Company's landfills is delivered by third party collection companies under informal arrangements or without long-term contracts. If these third parties discontinued their arrangements with the Company and if the Company were unable to replace these third party arrangements, the Company's business, financial condition and results of operations might be materially adversely affected.

Extensive Environmental and Land Use Laws and Regulations

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

     Design, Operation and Closure Requirements. The design, operation and closure of landfills are subject to extensive regulations. These regulations include, among others, the regulations (the "Subtitle D Regulations") establishing minimum federal requirements adopted by the United States Environmental Protection Agency (the "EPA") in October 1991 under Subtitle D of the Resource Conservation and Recovery Act of 1976 ("RCRA"). The Subtitle D Regulations generally became effective on October 9, 1993 (except for more stringent financial assurance requirements, which became effective April 9, 1997). The Subtitle D Regulations require all states to adopt regulations regarding landfill design, operation and closure requirements that are as stringent as, or more stringent than, the Subtitle D Regulations. All states in which the Company's landfills are located have in place extensive landfill regulations consistent with the Subtitle D requirements. These federal and state regulations require the Company to design the landfill in accordance with stringent technical requirements, monitor groundwater, post financial assurances, and fulfill landfill closure and post-closure obligations. These regulations could also require the Company to undertake investigatory, remedial and monitoring activities, to curtail operations or to close a landfill temporarily or permanently. Furthermore, future changes in these regulations may require the Company to modify, supplement, or replace equipment or facilities at costs which may be substantial.

     Legal and Administrative Proceedings. In the ordinary course of its business, the Company may become involved in a variety of legal and administrative proceedings relating to land use and environmental laws and regulations. These may include proceedings by federal, state or local agencies seeking to impose flow control requirements, civil or criminal penalties on the Company for violations of such laws and regulations, or to impose liability on the Company under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA") or comparable state statutes, or to revoke or deny renewal of a permit; actions brought by citizens' groups, adjacent landowners or governmental entities opposing the issuance of a permit or approval to the Company or alleging violations of the permits pursuant to which the Company operates or laws or regulations to which the Company is subject; and actions seeking to impose liability on the Company for any environmental damage at its landfill sites or that its landfills or other properties may have caused to adjacent landowners or others, or at sites to which it transported waste, including groundwater or soil contamination. The Company could incur substantial legal expenses during the course of the aforementioned proceedings, and the adverse outcome of one or more of these proceedings could materially adversely affect the Company's business, financial condition and results of operations.

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

     In addition, certain states and localities may for economic or other reasons restrict the exportation of waste from their jurisdiction or require that a specified amount of waste be disposed of at facilities within their jurisdiction. In 1994, the United States Supreme Court held unconstitutional, and therefore invalid, a local ordinance that sought to impose flow controls on taking waste out of the locality. However, certain state and local jurisdictions continue to seek to enforce such restrictions and, in certain cases, the Company may elect not to challenge such restrictions based upon various considerations.
In addition, the aforementioned proposed federal legislation, if adopted, could allow states and localities to impose certain flow control restrictions. These restrictions could result in the volume of waste going to landfills being reduced in certain areas, which may materially adversely affect the Company's ability to operate its landfills at their full capacity and/or affect the prices that can be charged for landfill disposal services. These restrictions may also result in higher disposal costs for the Company's collection operations. If the Company were unable to pass such higher costs through to its customers, the Company's business, financial condition and results of operations could be materially adversely affected.
Limits on Insurance Coverage

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

Incurrence of Charges Related to Capitalized Expenditures

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

Use of Alternatives to Landfill Disposal

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

Ability to Meet Financial Assurance Obligations

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

Anti-Takeover Provisions

     The Board of Directors may issue up to 5,000,000 shares of Preferred Stock in the future without stockholder approval upon such terms as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of the Company without further action by the stockholders. The Company has no present plans to issue any shares of Preferred Stock. In addition, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

Absence of Dividends

     The Company has never declared or paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future.

ITEM 2. PROPERTIES

     The principal fixed assets used by the Company in connection with its landfill operations are its landfills which are described under Item 1. "Business-Operations-Landfills." The nine landfills currently owned by the Company are situated on sites owned by the Company.

     The principal fixed assets used by the Company in its collection operations and transfer stations are approximately 232 acres of land used for transfer stations and other facilities related to collection operations (of which approximately 202 acres are owned and 30 acres are leased).

     The Company's corporate headquarters are located in Burr
Ridge, Illinois, where it leases approximately 8,000 square feet of space.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 1997.
                         PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Common Stock of the Company has been quoted on the Nasdaq National Market under the symbol ("ADSI") since July 26, 1996, the date of the commencement of the Company's initial public offering. The following table sets forth, for the periods indicated, the high and low closing prices of the Common Stock as reported on the Nasdaq National Market:



                                                  High    Low

1996
3rd Quarter. . . . . . . . . . . . . . . . . . . $18.25  $ 9.00
4th Quarter. . . . . . . . . . . . . . . . . . . $18.50  $15.50
1997
1st Quarter. . . . . . . . . . . . . . . . . . . $18.00  $16.50
2nd Quarter. . . . . . . . . . . . . . . . . . . $25.06  $16.38
3rd Quarter. . . . . . . . . . . . . . . . . . . $33.75  $21.00
4th Quarter. . . . . . . . . . . . . . . . . . . $37.50  $29.00

     On March 25, 1998, there were approximately 1,950 beneficial owners of the Common Stock.

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


ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents selected consolidated statement of operations, balance sheet and other data of the Company for the periods presented. See the Notes to the Consolidated Financial Statements included elsewhere herein for information concerning the basis of presentation. The following selected consolidated financial data as of December 31, 1996 and 1997 and for each of the three years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements of the Company included elsewhere in this Annual Report on Form 10-K and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data as of December 1993, 1994 and 1995 and for the years ended December 31, 1993 and 1994 are derived from audited consolidated financial statements that are not included herein.

                              Years Ended December 31,

               1993    1994       1995       1996         1997
               (Dollars in thousands, except per share amount)

Statement of Operations Data:

Revenues. . $ 7,730   $18,517   $ 30,004     $56,804    $121,363
Cost of
 operations.  5,750    12,647     17,286      30,376      65,947
Selling,
 general and
 administra-
 tive expense 1,646     4,910      5,882       8,328      16,821
Depreciation
 and amorti-
 zation
 expense. . .  1,166     3,226     6,308      12,334      21,975
               -----     -----     -----      ------      ------
Operating
 income. . . . (832)   (2,266)       528       5,766      16,620
Interest
 expense. . .  (417)   (1,497)    (3,030)     (5,745)     (6,223)
Interest
 income. . . .   35         2        189         260         201
Other income. .   -         -          -         179         274
                -----   ------     ------      ------      ------

Income (loss)
 before
 income
 taxes and
 extra-
 ordinary
 item. . . . (1,214)    (3,761)    (2,313)       460      10,872
Income tax
 benefit
 (expense). . . 391      1,372       (332)      (245)      3,531
              ------     -----      ------      -----     ------
Income (loss)
 before extra-
 ordinary
 item. . . . ..(832)    (2,389)    (2,645)       215       7,341
Extraordinary
 item-gain
 (loss) on
 early retire-
 ment of debt. . 74          -       (908)      (476)          -
                ----     ------     ------      -----      ------
Net income
 (loss). . . . (749)    (2,389)    (3,553)      (261)      7,341
Preferred
 stock dividend
 requirement.     -          -       (190)      (109)          -
               -----     ------     ------      -----      -----
Net income
 (loss) appli-
 cable to common
 stock-
 holders. . . $(749)   $(2,389)   $(3,743)    $ (370)    $ 7,341
              ======   ========   ========    =======    ========
Basic earnings
 per common
 share: (1)
 Income
 (loss) before
 extra-
 ordinary
 item . . . . $(.67)   $ (1.07)   $  (.85)      (.02)    $   .56
Extraordinary
 item . . . .   .06          -       (.27)      (.07)          -
              ------   --------   --------    -------    --------
Net income
 (loss) . . . $(.61)   $ (1.07)   $ (1.12)     $(.05)    $   .56
              ======   ========   ========    =======    ========
Weighted
 average
 common
 stock
 outstand-
 ing . .  1,219,042  2,224,205  3,340,512  7,063,928  13,177,346
          =========  ========= ========== ==========  ==========
Diluted
 earnings
 per
 common
 share:
 Income
 (loss)
 before
 extra-
 ordinary
 item. . . .  $(.67)   $ (1.07)    $ (.85)     $ .01      $  .53
Extraordinary
 item . . . .   .06        ---       (.27)      (.06)        ---
              ------   --------    -------     ------     ------
Net income
 (loss) . . .  (.61)   $ (1.07)   $ (1.12)     $(.05)     $  .53
              =======  ========    =======     ======     ======
Weighted
 average
 common stock
 and common
 stock
 equivalent
 shares
 out-
 stand-
 ing . .  1,219,042  2,224,205  3,340,512  7,465,050  13,822,337




                                        December 31,
                          1993    1994    1995     1996    1997
                                 (in thousands)

Balance Sheet Data:
Cash and cash
 equivalents . . . . . $ 2,134  $  548  $ 6,383  $ 2,301  $ 2,426
Working capital
 (deficit). . . . . . .    788  (2,237)  (8,819)   1,219      721
Property and equipment,
 net. . . . . . . . . . 15,156  17,062   81,250   93,692  174,340
Total assets. . . . . . 35,512  37,557  114,693  144,986  373,024
Long-term obligations,
 net of current portion 16,073  18,487   48,789   65,445   20,788
Redeemable preferred
 stock of subsidiary.      ---     ---    1,908      ---      ---
Total stockholders'
 equity. . . . . . .    12,531  12,132   33,855   58,097  297,375

(1) The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, during the fourth quarter of 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per common share with basic and diluted earnings per common share. Earnings (loss) per common share amounts have been restated, where appropriate.



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

     The table below shows, for the periods indicated, the percentage of the Company's total revenues attributable to services provided. The Company's revenue derived from landfill operations increased substantially with the acquisition of the Clarion, Wyandot and Livingston landfills in separate closings in June, August, and November 1995 (collectively, the "CDI Acquisition"). Since the CDI Acquisition, the Company has acquired proportionately more collection operations than landfill operations, resulting in a decreasing overall percentage of revenues attributable to landfill operations.


                                  Years Ended December 31,
                              1995          1996         1997

Collection (1) . . . . .      55.3%         47.5%        55.6%
Transfer . . . . . . . .       5.0           2.1          5.8
Landfill (1) . . . . . .      39.0          49.9         37.9
Other. . . . . . . . . .       0.7           0.5          0.7
                             ------        ------       ------
    Total Revenues. . . .    100.0%        100.0%       100.0%
                             ======        ======       ======

_______________
(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. During the year ended December 31, 1997, the Company's captive waste (which includes waste from the Company's collection operations and third-party haulers operating under long-term collection contracts) constituted an average of approximately 73% of the solid waste disposed of at its landfills. In addition, approximately 81% of the total tonnage collected by the Company was disposed of at Company-owned landfills.

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

     Selling, general and administrative ("SG&A") expenses include management, clerical and administrative compensation, overhead, sales costs, community relations expenses, provisions for estimated uncollectible accounts receivable and unrealizable acquisition costs and management fees paid to the Company's principal stockholder (which terminated upon closing of the Company's initial public offering in July 1996).

     Depreciation and amortization expense includes depreciation of fixed assets, closure costs and amortization of landfill airspace, goodwill, other intangibles and loan origination fees. The amount of landfill amortization expense related to airspace consumption can vary materially from landfill to landfill depending upon the purchase price, landfill configuration and cell development costs.

     Certain landfill development costs, such as engineering, upgrading, construction, interest and permitting costs, are capitalized and amortized based on airspace consumed. All of the Company's capitalized expenditures relating to cell development and landfill expansion work are in connection with cells for which the Company holds a permit for development. The Company believes that the costs associated with engineering, owning and operating landfills will increase in the future as a result of federal, state and local regulations and a growing community awareness of the landfill permitting process. Although there can be no assurance, the Company believes that it will be able to implement price increases sufficient to offset these increased expenses. All indirect landfill development costs, such as executive salaries, general corporate overhead, public affairs and other corporate services, are expensed as incurred.

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

     The Company has estimated that, as of December 31, 1997, closure costs expected to occur during the operating lives of these facilities and expensed over these facilities' useful lives will approximate $17.3 million. In addition, the Company has estimated that, as of December 31, 1997, total costs for post-closure activities, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will be approximately $54.4 million. The accruals reflect relatively young landfills with estimated remaining lives, based on current waste flows, that range from approximately three to 50 years, and an estimated average remaining life of greater than 20 years.

     The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and believes that the Year 2000 issue should not pose any significant operational problems for the Company. The Company does not expect that the expenditures related to the Year 2000 issue will have a material effect on its financial position or results of operations in any year.

Results of Operations

     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated.

                                  Years Ended December 31,
                              1995          1996         1997

Revenues . . . . . . . . .   100.0%        100.0%       100.0%
Cost of operations . . . .    57.6          53.5         54.3
Selling, general and
  administrative expenses     19.6          14.6         13.9
Depreciation and
  amortization expense . .    21.0          21.7         18.1
                             ------        ------       ------
Operating income . . . . .     1.8          10.2         13.7
Interest expense, net. . .    (9.5)         (9.7)        (5.0)
Other income . . . . . . .       -           0.3          0.2
Income tax expense . . . .    (1.1)         (0.5)        (2.9)
Extraordinary loss, net
  of income tax . . . . .     (3.0)         (0.8)           -
                              -----         -----         ----
     Net income (loss) . .   (11.8)%        (0.5)%        6.0%
                             =======        ======        ====
EBITDA margin(1) . . . . .    22.8%         31.9%        31.8%


  (1) EBITDA margin represents EBITDA expressed as a percentage of revenues.

Years Ended December 31, 1997 and 1996

     Revenues.   Revenues in 1997 increased $64.6 million to
$121.4 million from $56.8 million in 1996. Approximately $55.8 million of the increase is attributable to the effects of companies acquired during 1996 and 1997. Approximately $8.8 million is attributable to increases in revenues in operations owned more than twelve months.

     Cost of Operations. Cost of operations in 1997 was $65.9 million compared to $30.4 million in 1996. As a percentage of revenues, cost of operations was 54.3% in 1997 compared to 53.5% in 1996. The increase in cost of operations as a percentage of revenues is due to the impact of an increased number of collection operations versus landfill operations in 1997 compared to 1996. Collection operations generally have higher operating costs than landfill operations.

     Selling, General, and Administrative Expense. SG&A expenses increased to $16.8 million in 1997 compared to $8.3 million in 1996. As a percentage of revenues, SG&A expenses decreased to 13.9% in 1997 from 14.6% in 1996. The decreases in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     Depreciation and Amortization Expense. Depreciation and amortization expense was $22.0 million in 1997 compared to $12.3 million in 1996. The increase in depreciation and amortization expense is due primarily to the Company's growth through acquisitions. As a percentage of revenues, depreciation and amortization expense was 18.1% and 21.7% for 1997 and 1996, respectively. The decline in depreciation and amortization expense as a percentage of revenues from 1996 to 1997 is due primarily to the reduction in the relative concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     Net Interest Expense. Net interest expense was $6.0 million in 1997 compared to $5.5 million in 1996, which reflects the additional debt incurred to complete certain 1997 acquisitions.

     Income Taxes. The Company recorded an income tax provision of $3.5 million in 1997 compared to $245,000 in 1996, reflecting the increased taxable income generated, partially offset by utilization of net operating loss carryforwards.

Years Ended December 31, 1996 and 1995

     Revenues. Revenues in 1996 were $56.8 million compared to $30.0 million in 1995. Approximately $17.1 million of the increase was attributable to the impact of the full year contribution from the CDI Acquisition. In addition, the Company completed 16 acquisitions in 1996, which accounted for approximately $6.3 million of the increase in revenues.

     Cost of Operations. Cost of operations in 1996 was $30.4 million compared to $17.3 million in 1995, an increase corresponding primarily to the Company's revenue growth described above. As a percentage of revenues, cost of operations declined to 53.5% in 1996 from 57.6% in 1995, due primarily to the following factors. The Company's proportion of landfill operations, which generally have lower operating costs than collection operations, has increased as a result of the full year contribution of the CDI Acquisition. In addition, operating cost savings occurred as a result of the consolidation of the acquired Missouri collection operations and the full year impact of the new transfer stations opened in the Missouri region.

     Selling, General, and Administrative Expenses. SG&A expenses were $8.3 million in 1996 compared to $5.9 million in 1995. The increase in the SG&A expenses resulted from the full year impact of the CDI Acquisition as well as increased expenses from the 16 acquisitions completed in 1996. As a percentage of revenues, SG&A expenses declined to 14.6% in 1996 from 19.6% in 1995. The decrease in SG&A expense as a percentage of revenues was due primarily to a significant increase in revenue, while corporate and other related administrative expenses increased moderately. In 1996, the Company terminated a management agreement with an affiliate of its principal shareholder, pursuant to which a management fee of $466,000 was paid in 1996.

     Depreciation and Amortization Expense. Depreciation and amortization expense for 1996 was $12.3 million compared to $6.3 million in 1995. The increase is due primarily to the CDI Acquisition which significantly increased landfill airspace amortization and provision for closure costs, and to a lesser extent, the capital expenditures and goodwill associated with acquisitions consummated in 1996. As a percentage of revenues, depreciation and amortization expense was 21.7% during 1996 versus 21.0% in 1995. The relatively high percentages are primarily due to the configuration of the Wheatland landfill in 1995 and the high concentration of the Company's assets in landfills following the CDI Acquisition in 1996. Depreciation and amortization expense is expected to decline as a percentage of revenues in future periods as the concentration of the Company's assets in landfills diminishes due to the full year impact of the 1996 collection company acquisitions and as the Company reduces future cell development cost. Net fixed assets increased to $93.7 million in 1996 from $81.3 million in 1995 and goodwill, net of accumulated amortization expense, increased to $31.2 million in 1996 from $15.7 million in 1995.

     Net Interest Expense. Net interest expense was $5.5 million in 1996 compared to $2.8 million in 1995. This increase is attributable to the full year impact of additional debt incurred to complete the CDI Acquisition and the 16 acquisitions completed in 1996.

     Income Taxes. The Company recorded an income tax provision of $245,000 and $332,000 for 1996 and 1995, respectively. The 1996 provision reflects the Company having consolidated taxable income of $460,000. Although the Company recorded a net loss in 1995, the Company recorded an income tax provision because the Company's subsidiaries were not then consolidated and CDI reported a profit.

     Extraordinary Loss. In 1996, the Company recognized an extraordinary loss of $476,000, representing the write-off of unamortized debt issuance costs in connection with the refinancing of its prior credit facility.

Liquidity and Capital Resources

     Due to the capital intensive nature of the solid waste industry and the Company's focus on an acquisition-based growth strategy, the Company has used, and expects to continue using, substantially all cash generated from operations to fund acquisitions, capital expenditures and landfill development. Historically, the Company has satisfied its acquisition, capital expenditure and working capital needs primarily through equity and bank financings. There can be no assurance that such financing will continue to be available.

     Net cash provided by operating activities for 1997 increased to $31.1 million compared to $10.3 million for the same period in 1996. The increase was primarily due to acquisition related activities which resulted in an improvement in net income to $7.3 million in 1997 compared to a net loss of $0.3 million in the prior year, an increase in depreciation and amortization of $9.6 million over the prior period, an increase in other long term liabilities of $6.0 million, offset by an increase in accounts receivable of $8.6 million.

     Net cash used in investing activities increased to $177.4 million in 1997 from $37.7 million in the prior year. The increase was due primarily to payments for acquisitions of $153.0 million completed in 1997 and an increase of $10.3 million in capital expenditures for 1997 compared to 1996. The Company's capital expenditure requirements have increased significantly, reflecting the Company's rapid growth by acquisition and development of additional revenue producing assets, and will increase further as the Company continues to pursue its acquisition-based growth strategy. During 1997, the Company spent $24.3 million in capital expenditures, of which $10.3 million was for cell development. In fiscal year 1998, the Company expects to spend approximately $29 million for capital expenditures on operations owned as of December 31, 1997, of which approximately $9 million is anticipated to be used for cell development.

     Net cash provided by financing activities totaled $146.4 million for 1997, compared to $23.2 million for 1996 reflecting borrowings of $141.2 million in 1997 under the Company's then existing term and revolving credit facilities to fund acquisitions. Repayments under the Company's Credit Facility totaled $188.6 million, funded primarily by the net proceeds of $194.0 million from offerings of Common Stock in May 1997 and in October 1997.

     The Credit Facility provides the Company with a revolving line of credit of $140 million to be used for acquisitions (of which $20 million may be used for working capital and letter of credit purposes). The Credit Facility bears interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 0.5% and (b) the prime rate, plus an applicable margin or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and matures in 2002. As of March 1, 1998, the Company had borrowed $34.4 million under the Credit Facility. As of such date, the interest rates on the various loans under the Credit Facility ranged from 6.63% to 8.50% and the total unused availability under the Credit Facility was approximately $105.6 million.

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

     See Item 14 of Part IV of this Report.


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









































                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a) See Index to Financial Statements immediately following
Exhibit Index. There are no schedules related to this item to which references made in applicable regulations of the Securities and Exchange Commission are required or are applicable, and therefore all such schedules are omitted.

     (b) No reports on Form 8-K have been filed during the last quarter of the Company's fiscal year ended December 31, 1997.

     (c) See Exhibit Index immediately following signature pages.

































                           SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              American Disposal Services, Inc.


                         By:  /s/ Richard De Young
                              Richard DeYoung
Date: March 25, 1998          President


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                Title                    Date

/s/  David C. Stoller
     David C. Stoller    Chairman and Director
                         (principal executive
                          officer)                March 25, 1998

/s/  Richard De Young
     Richard De Young    President and Director   March 25, 1998

/s/  Stephen P. Lavey
     Stephen P. Lavey    Chief Financial Officer
                         (principal financial
                          officer)                March 25, 1998

/s/  Lawrence R. Conrath, Sr.
     Lawrence R. Conrath, Sr. Vice President and
                              Controller (principal
                              accounting officer) March 25, 1998

/s/  Merril M. Halpern
     Merril M. Halpern   Director                 March 25, 1998





/s/  A. Lawrence Fagan
     A. Lawrence Fagan   Director                 March 25, 1998

/s/  Richard T. Henshaw, III
     Richard T. Henshaw, III  Director            March 25, 1998

/s/  G. T. Blankenship
     G. T. Blankenship   Director                 March 25, 1998

/s/  Norman Steisel
     Norman Steisel      Director                 March 25, 1998






































                         EXHIBIT INDEX

Exhibit No.    Description of Exhibits

     3.1       Restated Certificate of Incorporation of the
               Company (1)

     3.2 Amendment to Restated Certificate of Incorporation dated May 30, 1996 (1)

     3.3 Amendment to Restated Certificate of Incorporation dated October 7, 1997

     3.4       By-laws of the Company (1)

     10.1 Second Amended and Restated Credit Agreement dated as of May 22, 1997 among the Company, ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, and the other financial institutions party thereto (2)

     10.2      Registration Rights Agreement dated as of January
               1, 1997 among the Company and certain of its stockholders(1)

     10.3 Employment Agreement dated as of January 1, 1998 between the Company and Richard De Young

     10.4 Employment Agreement dated as of January 1, 1998 between the Company and John J. McDonnell

     10.5 Employment Agreement dated as of January 1, 1998 between the Company and Richard T. Kogler

     10.6 Employment Agreement dated as of January 1, 1998 between the Company and Ann L. Straw

     10.7 Employment Agreement dated as of January 1, 1998 between the Company and Lawrence R. Conrath, Sr.

     10.8 Employment Agreement dated as of January 1, 1998 between the Company and Mary T. Ryan

     10.9 Employment Agreement dated as of January 1, 1998 between the Company and Stephen P. Lavey

     10.10     American Disposal Services, Inc. 1996 Stock Option
               Plan (1)

     10.11     Form of Indemnification Agreement between the
               Company and its directors (1)

     10.12     Form of Indemnification Agreement between the
               Company and its executive officers (1)

     10.13     Form of Indemnification Agreement between the
               Company and its directors and executive officers
               (1)

     10.14 Form of Tax-Sharing Agreement between the Company and its executive officers (1)

     10.15 Agreement dated as of September 9, 1997 among the Company and the Stockholders of Illinois Bulk
               Handlers, Inc., Shred-All Recycling Systems, Inc.,
               Fred B. Barbara Trucking Co., Inc. and
               Environtech, Inc.

     21.1      Subsidiaries of the Company

     23.1      Consent of Independent Accountants

     27.1      Financial Data Schedule

_________________________
(1) Previously filed as an exhibit to the Company's Registration
Statement on Form S-1 (333-4889).

(2) Previously filed as an exhibit to the Company's Current
Report on Form 8-K, dated May 15, 1997.















                    INDEX TO FINANCIAL STATEMENTS


                                                            Page

American Disposal Services, Inc. and Subsidiaries:
  Consolidated Financial Statements
  Report of Independent Auditors . . . . . . . . . . .      F-2
  Consolidated Balance Sheets at December 31, 1997 and
    1996. . . . . . . . . . . . . . . . . . . . . . . .     F-3
  Consolidated Statements of Operations for the years
    ended December 31, 1997, 1996 and 1995 . . . . . .      F-4
  Consolidated Statements of Stockholders' Equity for
    the years ended December 31, 1997, 1996 and 1995 . . F-5 Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995 . . . . . . .    F-6
  Notes to Consolidated Financial Statements . . . . . .    F-7
































                    REPORT OF INDEPENDENT AUDITORS


The Board of Directors
American Disposal Services, Inc.

     We have audited the accompanying consolidated balance sheets of American Disposal Services, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Disposal Services, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                   Ernst & Young LLP

Chicago, Illinois
February 24, 1998









AMERICAN DISPOSAL SERVICES, INC.

                    CONSOLIDATED BALANCE SHEETS
                      (Dollars in Thousands)


                                                 December 31,
                                                1997       1996
                              ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . .   $ 2,426    $ 2,301
  Restricted cash held in escrow . . . . .       337          -
  Trade receivables-net of allowance
    of $1,326 and $473. . . . . . . . . .     23,052      9,741
  Prepaid expenses . . . . . . . . . . . .     1,348      1,248
  Other current assets . . . . . . . . . .    1,347         354
                                             -------     ------
     Total current assets. . . . . . . . .    28,510     13,664

Property and equipment, net. . . . . . . .   174,340     93,692
Other assets:
  Cost over fair value of net assets of
    acquired businesses, net of
    accumulated amortization of $3,635
    and $1,374. . . . . . . . . . . . . .    157,304     31,237
  Other intangible assets, net of
    accumulated amortization of $631
    and $439. . . . . . . . . . . . . . .      2,045      1,610
  Debt issuance costs, net of accumulated
    amortization of $696 and $204. . . . .     2,922      2,392
  Other. . . . . . . . . . . . . . . . . .     7,903      2,411
                                            --------   --------
                                            $373,024   $144,986
                                            ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . .  $  6,361   $  3,359
  Accrued liabilities:
     Consideration held back for certain
       acquisitions. . . . . . . . . . . .     4,910      1,369
     Wages, salaries, and other
       compensation . . . . . . . . . . .      2,665        240
     Other accrued liabilities . . . . . .     5,708      2,640
  Deferred revenues. . . . . . . . . . . .     5,785      2,245
  Current portion of long-term debt and
    capital lease obligations. . . . . . .     2,360      2,572
                                              ------     ------
        Total current liabilities . . . .     27,789     12,425
Long-term debt and capital lease
  obligations, net of current portion  . .    20,788     65,445
Accrued environmental and landfill
  costs . . . . . . . . . . . . . . . . .     12,450      7,603
Deferred income taxes. . . . . . . . . . .     2,577      1,416
Other long-term liabilities. . . . . . . .    12,045          -
Stockholders' equity:
Preferred stock, $0.01 par value;
  5,000,000 shares authorized; none
  issued and outstanding in 1997 and
  1996. . . . . . . . . . . . . . . . . .          -          -
Common stock, $0.01 par value;
  60,000,000 shares authorized; shares
  issued and outstanding 1997-19,323,
  100 and 1996-8,872,381. . . . . . . . . .      193         89
Warrants outstanding . . . . . . . . . . . .       -        107
Additional paid-in capital . . . . . . . . . 298,110     66,170
Accumulated deficit. . . . . . . . . . . . .    (928)    (8,269)
                                             -------     ------
                                             297,375     58,097
                                             -------     ------
                                            $373,024   $144,986
                                            ========   ========


                         See accompanying notes.








               AMERICAN DISPOSAL SERVICES, INC.

            CONSOLIDATED STATEMENTS OF OPERATIONS
        (Dollars in Thousands, Except per Share Data)

                                     Years Ended December 31,
                                     1997       1996      1995
Revenues                           $121,363   $56,804   $30,004
Cost of operations . . . . . . .     65,947    30,376    17,286
Selling, general, and
  administrative expenses. . . .     16,821     8,328     5,882
Depreciation and amortization. .     21,975    12,334     6,308
                                    -------   -------    ------
Operating income . . . . . . . .     16,620     5,766       528
Interest expense . . . . . . . . .   (6,223)   (5,745)   (3,030)
Interest income. . . . . . . . . .      201       260       189
Other income . . . . . . . . . . .      274       179         -
Income (loss) before income
  taxes                              ------    ------    ------
  and extraordinary item . . . . .   10,872       460    (2,313)
Income tax expense . . . . . . . .    3,531       245       332
                                     ------    ------    ------
Income (loss) before
  extraordinary item. . . . . . . .   7,341       215    (2,645)
Extraordinary item-loss on
  early retirement of debt. . . .         -      (476)     (908)
                                    -------    ------   -------
Net income (loss). . . . . . . . .    7,341      (261)   (3,553)
Preferred stock dividend . . . . .        -      (109)     (190)
                                    -------   -------    ------
Net income (loss) applicable
  to common stockholders.  . . . .  $ 7,341   $  (370) $ (3,743)
                                    =======   =======  ========
Basic earnings per common share:
   Income (loss) before
     extraordinary item .  . . . .  $  0.56   $  0.02  $  (0.85)
   Extraordinary item. . . . . . .        -     (0.07)    (0.27)
                                    -------   -------    ------
   Net income (loss) . . . . . . .  $  0.56   $ (0.05) $  (1.12)
                                    =======   =======  ========
Diluted earnings per common share:
   Income (loss) before
     extraordinary item .  . . . .   $  0.53   $  0.01  $  (0.85)
   Extraordinary item. . . . . . .        -     (0.06)    (0.27)
                                    -------   -------    ------
   Net income (loss) . . . . . . .  $  0.53   $ (0.05) $  (1.12)
                                    =======   =======  ========

                         See accompanying notes.















                  AMERICAN DISPOSAL SERVICES, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

   (Dollars in Thousands)

                                       Addi-             Total
                                      tional    Accu-    Stock
                          Warrants    Paid-in  mulated  holder's
            Common Stock  Outstanding Capital  Deficit   Equity
           Shares  Amount
Balance
at Decem-
ber 31,
1994     2,382,345  $ 24    $ 107     $16,157  $(4,156)  $12,132
Issuance
of
common
stock,
net of
issuance
costs    3,280,520    33        -      25,433        -    25,466
Divi-
dends on
prefer-
red stock       -      -        -           -     (190)     (190)
Net loss        -      -        -           -    (3553)    (3553)
        ---------  -----   ------      ------   -------   -------
Balance
at De-
cember
31,
1995    5,662,865     57      107      41,590   (7,899)   33,855
Issuance
of
common
stock,
net of
issuance
costs   3,162,500     32        -      24,573        -    24,605
Exercise
of
common
stock
warrants
and
options    47,016      -        -           7        -         7
Dividends
on pre-
ferred
stock           -      -        -           -     (109)     (109)
Net loss        -      -        -           -     (261)     (261)
          ------- ------    -----      ------   -------    ------
Balance
at
December
31,
1996    8,872,381     89      107      66,170   (8,269)   58,097
Issuance
of
common
stock,
net of
issuance
costs   8,925,000     89        -     193,870        -   193,959
Stock
issued
for
ac-
quisi-
tions   1,416,912     14        -      37,067       -     37,081
Exercise
of
common
stock,
warrants
and
options   108,807      1     (107)        647       -        541
Tax
benefit
from
exercise
of stock
options         -      -        -         356       -        356
Net income      -      -        -           -   7,341      7,341
          -------  -----    -----       -----  ------     ------
Balance
at
December
31,
1997   19,323,100  $ 193    $   -    $298,110   $(928)  $297,375
       ==========  =====    ======   ========  =======  ========

                      See accompanying notes


               AMERICAN DISPOSAL SERVICES, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                  (Dollars in Thousands)


                                    Years Ended December 31,
                                    1997     1996      1995

Operating activities
Net income (loss)                   $7,341   $(261)    $(3,553)
Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
     Extraordinary item, net            -      476         908
     Depreciation and amortization  21,975   12,334      6,308
     Provision for environmental
     and landfill costs                597      571        292
     Deferred income taxes             600      176         47
     Gain on sale of fixed assets     (212)     (98)         -
     Changes in operating assets and
       liabilities, net of effects
       from acquisitions:
          Trade receivables         (8,630)  (2,600)      (340)
          Prepaid expenses and
          other assets              (6,187)  (1,071)      (161)
          Accounts payable, accrued
            liabilities and accrued
            environmental and
            landfill costs           7,287      153      1,846
          Deferred revenue           2,310      656        254
          Other long-term
          liabilities                6,045        -          -
                                   -------   ------    -------
Net cash provided by operating
     activities                     31,126   10,336      5,601
Investing activities
Capital expenditures               (24,320) (14,003)    (6,173)
Cost of acquisitions              (153,048) (23,660)   (62,201)
                                  --------  --------   --------
Net cash used in investing
  activities                      (177,368) (37,663)    (68,374)
Financing activities
Net proceeds from issuances
  of common stock                  193,959   24,605      25,466
Exercise of common stock options       541        7           -
Tax benefit associated with
  stock options                        356        -           -
Proceeds from issuances from
  long-term debt                   141,177   66,950      32,568
Debt issuance costs                 (1,022)  (2,596)       (946)
Repayments of indebtedness        (188,644) (51,162)     (2,698)
Redemption of preferred stock            -   (1,950)          -
Net proceeds from issuance of
preferred stock                          -        -       1,908
Preferred stock dividend                 -     (109)       (190)


Proceeds from (payment of) note
  payable to stockholders                -  (12,500)     12,500
                                   -------- --------    -------
Net cash provided by financing
  activities                        146,367  23,245      68,608
                                   -------- --------    -------
Net increase (decrease) in cash
  and cash equivalents                  125  (4,082)      5,835
Cash and cash equivalents, at
  beginning of year                   2,301   6,383         548
                                   -------- ---------   --------
Cash and cash equivalents, at        $2,426  $2,301      $6,383
  end of year                      ======== ========     =======
Noncash activities
Issuance of common stock for
certain acquisitions                $37,081 $    -       $    -
Issuance of notes payable for
certain acquisitions                  2,598      -            -
Consideration held back or held
  in escrow for certain
  acquisitions                       10,910   1,369           -
Supplemental cash flow information
Cash paid for interest              $ 6,814  $6,222      $2,515
Cash (refunds) paid for
  income taxes                        2,260    (159)        478

                    See accompanying notes












               AMERICAN DISPOSAL SERVICES, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1997, 1996 and 1995

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

     County Disposal, Inc. (County) was incorporated by Charterhouse Equity Partners II, L.P. (CEPII) on April 27, 1995, for the purpose of acquiring certain net assets of Envirite Corporation (Envirite). On April 28, 1995 Envirite and County entered into an Asset Purchase Agreement whereby County agreed to purchase from Envirite certain landfill facilities and waste transportation and collection equipment located in Livingston County, Illinois, and Wyandot County, Ohio; all of the issued and outstanding capital stock of County Environmental Services, Inc., a wholly-owned subsidiary of Envirite, which owned and operated a landfill facility and waste transportation and collection equipment located in Clarion County, Pennsylvania; and certain related assets and assumption of certain liabilities.

     Effective January 1, 1996, the stockholders of ADS and County exchanged their shares for shares of a newly created holding company by the name of American Disposal Services, Inc. (the Company). This share exchange (the Exchange) qualifies as a transfer of companies under common control as affiliates of Charterhouse Group International, Inc. are the general partners and in control of CEP and CEPII and, accordingly, the transaction has been accounted for at historical cost in a manner similar to pooling of interests accounting. The financial statements have been prepared as if this Exchange had occurred as of December 31, 1994.

     In July 1996, the Company issued 3,162,500 shares of common stock at $9.00 per share in its initial public offering.
Proceeds from the offering, net of underwriting commissions and related expenses, were $24.6 million. In April 1997, the Company issued 4,600,000 shares of common stock at $16.50 per share in a public offering. Proceeds from the offering, net of underwriting commissions and related expenses, were $70.1 million. The proceeds from each of these offerings were used to finance acquisitions and pay down a portion of the debt facility.

     In October 1997, the Company completed a public offering of 6,837,000 shares of common stock at $30.50 per share. Of the 6,837,000 shares, 4,325,000 shares were issued and sold by the Company and 2,512,000 shares were sold by selling stockholders. Proceeds to the Company from the offering, net of underwriting commissions and related expenses, were $123.8 million. Immediately following the offering, the Company had 19,129,542 shares of common stock issued and outstanding. The offering proceeds were used to finance acquisitions and pay down a portion of the debt facility.

2.   Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentration of credit risks consist primarily of trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base. No single group or customer represents greater than 10% of total accounts receivable. The Company maintains an allowance for losses based on the expected collectibility of accounts receivable. Credit losses have been within managements expectations.

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


Reclassifications

     Certain reclassifications have been made to prior year's financial statements to conform with the 1997 presentation.


Cash and Cash Equivalents

     Cash and cash equivalents represent cash in banks and liquid investments with original maturities of three months or less.

Restricted Cash Held in Escrow

     Cash held in escrow represents cash held in banks restricted to fund obligations incurred in acquiring businesses. These obligations are expected to be funded in 1998.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation of equipment, which includes amortization of equipment capitalized under lease obligations, is computed using the straight-line method over the estimated useful lives of the respective assets assuming no salvage values as follows:


          Vehicles and equipment . . . . . . 3 to 12 years
          Buildings. . . . . . . . . . . . . 25 to 30 years

     Expenditures for major renewals are capitalized, and expenditures for routine maintenance and repairs are charged to expense as incurred.

     Capitalized landfill costs include expenditures for land and related airspace, permitting costs, preparation costs, and capitalized interest. Landfill permitting and preparation costs represent only direct costs related to these activities, including legal, engineering, construction of landfill improvements, cell development costs, and the direct costs of Company personnel dedicated for these purposes. Preparation costs for individual secure land disposal cells are recorded in property and equipment and amortized as the airspace is filled. Amortization rates are based on accounting estimates by management determined primarily from the results of engineering studies of the total estimated preparation cost expected to be incurred over the life of the related landfill. Landfill costs capitalized in 1997, 1996 and 1995 include capitalized interest of approximately $639,000, $481,000, and $0, respectively.

Intangible Assets

     The cost over fair value of net assets of acquired businesses represents long-lived intangible assets including routes, tradenames and goodwill and is amortized on a straight-line method over periods not exceeding 40 years. Other intangible assets, substantially all of which are covenants not to compete and customer lists, are amortized on the straight-line method over their estimated lives, typically no more than 8 years. Amortization expense for fiscal years 1997, 1996, and 1995 related to intangible assets was approximately $3.0 million, $1.0 million, and $1.4 million, respectively. In 1995, the Company determined not to enforce certain covenants not to compete which arose from 1993 transactions. The net book value of such covenants of $505,000 was fully written-off and included in 1995 amortization expense.

     The Company continually evaluates the value and future benefits of its intangibles. The Company assesses recoverability from future operations using income from operations of the related acquired business as a measure. Under this approach, the carrying value would be reduced if it becomes probable that the Company's best estimate for expected future cash flows of the related business would be less than the carrying amount of the intangible over the remaining amortization period. For the three year period ended December 31, 1997, there were no adjustments to the carrying amounts of intangibles resulting from these evaluations.

Deferred Acquisition Costs

     The Company capitalizes engineering, legal, accounting, and other direct costs paid to outside parties that are incurred in connection with potential acquisitions. The Company, however, routinely evaluates such capitalized costs and charges to expense those relating to abandoned acquisition candidates. Indirect acquisition costs, such as executive salaries, general corporate overhead, and other corporate services are expensed as incurred. Net deferred acquisition costs, included in other intangible assets, were approximately $478,000 and $545,000 at December 31, 1997 and 1996, respectively.

Accrued Environmental and Landfill Costs

     Accrued environmental and landfill costs represent landfill accruals which are provided for environmental compliance costs and closure and post-closure costs. These accruals are based on accounting estimates by management determined primarily from the results of engineering studies and reviews and on interpretation of the technical standards of the Environmental Protection Agency's Subtitle D regulations, or the approved state counterpart, and recently promulgated air emissions standards under the Clean Air Act, as they apply on a state-by-state basis. The Company typically provides accruals for these costs as permitted airspace of such facilities is consumed. Closure and post-closure monitoring and maintenance costs represent the costs related to cash expenditures yet to be incurred when a landfill facility ceases to accept waste and closes. Certain of these accrued environmental and landfill costs, principally capping, leachate collection and removal, and methane gas control and recovery, are operating and maintenance costs to be incurred during the 30-year period after the facility closes, but are accrued during the operating life of the site in accordance with the landfill operation requirements of Subtitle D and the EPA's recently promulgated air emissions standards. An environmental and landfill cost accrual is provided as a liability assumed for purchased landfill operations based on permitted airspace consumed prior to the acquisition date and is included in the purchase price allocation (see Note 3). The Company has estimated that, as of December 31, 1997, post-closure expenses, including cap maintenance, groundwater monitoring, methane gas control and recovery and leachate treatment/disposal for up to 30 years after closure in certain cases, will approximate $17.3 million. In addition, the Company has estimated that, as of December 31, 1997, closure costs expected to occur during the operating lives of these facilities will approximate $54.4 million. These accruals are reviewed by management periodically and revised prospectively for any significant changes in future cost estimates.

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

Advertising Costs

     Advertising costs are expensed as incurred. Advertising costs for fiscal years 1997, 1996 and 1995 were approximately
$438,000, $181,000 and $84,000, respectively.

Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
"Earnings per Share" (SFAS 128), which replaced the calculation of primary and fully diluted earnings per common share with basic and diluted earnings per common share. Unlike primary earnings per common share, basic earnings per common share excludes any dilutive effects of options, warrants and convertible securities. All earnings (loss) per common share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS 128 requirements (see Note 12). In restating earnings
(loss) per common share to comply with the SFAS 128 requirements, the Company applied the recently issued Staff Accounting Bulletin No. 98 (SAB 98). As a result of applying the provisions of SAB 98, the Company has restated 1995 loss per common share to exclude the anti-dilutive effect of options and warrants granted within one year of the Company's initial public offering and with exercise prices below the initial public offering price of $9.00 per common share.

Employee Stock Options

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

Impact of Recently Issued Accounting Standards

     In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 96-1, "Environmental Remediation Liabilities." The SOP is effective for fiscal years beginning after December 15, 1996, and provides that environmental remediation liabilities should be accrued when the criteria of FAS 5, "Accounting for Contingencies," are met. Included in the SOP are benchmarks to aid in the determination of when such criteria are met and environmental liabilities should be recognized. The adoption of SOP 96-1 did not have a material effect on the Company's consolidated financial position, results of operation, or cash flows.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 will have no impact on the Company's consolidated financial position, results of operations, or cash flows.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company has evaluated the disclosure requirements of SFAS No. 131 and believes that its adoption will have no material impact on its future disclosure requirements.

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

     During 1997 the Company acquired 28 non-hazardous solid waste businesses, consisting of 28 collection operations, seven transfer stations, four landfills, and two beneficial reuse facilities. During 1996, the Company acquired sixteen non-hazardous solid waste businesses, consisting of 16 collection operations and two transfer stations. As described in Note 1, the Company acquired three non-hazardous solid waste landfills and a solid waste collection operation (the Envirite Acquisition) during 1995.

     The Company has not completed its valuation of certain of its 1997 purchases and the purchase price allocations are subject to change when additional information concerning asset and liability valuations is completed.

     The purchase prices allocated to the net assets acquired are as follows (in thousands):


                                           December 31,
                                   1997       1996      1995
Property and equipment             $74,472    $8,425  $62,288
Accounts receivable and inventory    4,781       810    3,363
Other assets                         1,480       785    1,664
Cost over fair value of net assets
acquired. . .                      128,328    15,642    3,060
Total liabilities assumed           (5,424)     (633)  (8,174)
                                   -------   --------  -------
Total purchase price              $203,637   $25,029  $62,201
                                   =======   =======  =======

     The Company has entered into certain acquisition agreements that include consideration that is issuable upon the resolution of certain contingent incentives available to the former owners of the acquired businesses. These contingencies are not recorded as liabilities or shown as outstanding securities unless the outcome of the contingency is determinable beyond reasonable doubt. The resolution of these contingencies could result in additional payments in cash or shares of Company common stock (see Note 12) through September 10, 2006. The additional cash payments are not expected to exceed $37,500,000.

     The pro forma unaudited results of operations for the years ended December 31, 1997 and 1996, assuming each acquisition above and the public offerings (see Note 1) had occurred on January 1, 1996, are as follows (in thousands, except per share data):

                                           Years Ended
                                           December 31,

                                          1997         1996
Revenues                                $160,869     $142,380
Operating income                          24,424       18,269
Income before extraordinary item          15,272       11,319
Net income applicable to common
stockholders                              15,272       10,843
Pro forma basic earnings per common
share:
Income before extraordinary item        $   0.80     $   0.64
Extraordinary item                             -        (0.03)
                                        --------     --------
Net income                              $   0.80     $   0.61
                                        ========     ========
Pro forma weighted average common
stock outstanding                     19,188,674   17,653,952
                                      ==========   ==========
Pro forma diluted earnings
per common share:
     Income before extraordinary item       0.77    $    0.63
     Extraordinary item                        -        (0.03)
                                         -------    ---------
     Net income                           $ 0.77    $    0.60
                                         =======    =========
Pro forma weighted average common
stock and common stock equivalent
shares outstanding                    19,833,665   18,021,839
                                      ==========   ==========

     The pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1996 nor are they necessarily indicative of future operating results.

4.   Property and Equipment

     Property and equipment are summarized as follows (in thousands):

                                          December 31,
                                        1997       1996
Land . . . . . . . . . . . . . . . .$ 18,229   $  5,417
Landfills. . . . . . . . . . . . . . 120,949     78,547
Buildings. . . . . . . . . . . . . .  16,014      3,285
Vehicles and equipment . . . . . . .  52,903     23,977
                                     -------    -------
                                     208,095    111,226
Less: Accumulated depreciation and
amortization. . . . . . .            (33,755)   (17,534)
                                     -------    --------
                                   $ 174,340   $ 93,692
                                   ========    ========



5.   Obligations

                                               December 31,
                                           1997        1996
Long-term debt:
     Acquisition loan, ING Capital
     Corporation                         $ 19,666    $ 41,506
     Term loan, ING Capital
     Corporation                                -      24,750
     Other borrowings, with interest
     rates ranging from 6.0% to 11.0%       3,171       1,101
Capital lease obligations:
     Capital lease obligations with interest
     and principal due monthly through
     1999, at various interest rates ranging
     from 9.50% to 9.75%, secured by
     equipment                                311         660
                                        ---------    --------
                                           23,148      68,017
Less: Current portion                       2,360       2,572
                                        ---------    --------
Long-term obligations, net of
current portion                          $ 20,788    $ 65,445
                                        =========    ========


     In May 1997, the Company increased the amount of its revolving credit and term loan facility (the "Credit Facility") with ING (U.S.) Capital Corporation from $125 million to $200 million. At that time, the Credit Facility provided the Company with a term loan of $60 million and a revolving credit facility of $140 million to be used for acquisitions (of which $20 million could be used for working capital and letter of credit purposes). In October 1997, the Company repaid its $60 million term loan with the proceeds of a public offering, and at December 31, 1997 maintains its $140 million revolving credit facility. The various loans and lines of credit under the Credit Facility bear interest at rates per annum equal to, at the Company's discretion, either: (i) the prime rate, plus an applicable margin; or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and mature in 2002. As of December 31, 1997, the interest rates on the acquisition loan under the Credit Facility ranged from 7.00% to 8.50%. The Credit Facility is secured by substantially all of the assets of the Company. The Company's ability to use the acquisition facility is based upon a number of covenants, including the maintenance of specified debt to equity and fixed charge coverage ratios. At December 31, 1997 the Company was in compliance with the terms of these covenants. In connection with refinancings during 1996 and 1995, the Company recognized an extraordinary loss, net of income tax benefit, of $476,000 and $908,000, respectively, representing unamortized deferred debt issuance costs related to refinanced obligations.

     At December 31, 1997, maturities of obligations (excluding capital lease obligations) are as follows (in thousands):


1998 . . . . . . . . . . . . . . . . . . . . . . . . $  2,160
1999 . . . . . . . . . . . . . . . . . . . . . . . .      601
2000 . . . . . . . . . . . . . . . . . . . . . . . .      180
2001 . . . . . . . . . . . . . . . . . . . . . . . .      191
2002 and thereafter. . . . . . . . . . . . . . . . .   19,705
                                                       ------
                                                      $22,837
                                                      =======
6.   Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting and income tax purposes.
Significant components of the Company's deferred tax assets and liabilities were as follows (in thousands):


                                             December 31,
                                             1997     1996

Deferred tax assets arising from:
Net operating loss carryforwards        $  3,999   $  2,938
Closure and post-closure costs . . .         240        421
Amortization of intangibles. . . . .       1,059        881
Other. . . . . . . . . . . . . . . .         561         26
                                        --------   --------
Total deferred tax assets. . . . . . . .   5,859      4,266
Valuation allowance. . . . . . . . . . . (1,776)    (2,280)
                                        --------   --------
Net deferred tax assets. . . . . . . .  $  4,083   $  1,986
                                        ========   ========
Deferred tax liabilities arising from:
Property and equipment . . . . . . . .  $  4,414   $  2,855
Amortization of intangibles and landfill   1,184        472
Other. . . . . . . . . . . . . . . . . .     501         75
                                        --------   --------
Total deferred tax liabilities . . . .  $  6,099   $  3,402
                                        ========   ========
Net deferred tax liability . . . . . .  $  2,016   $  1,416
                                        ========   ========

     At December 31, 1997, the Company had net operating loss
(NOL) carryforwards of approximately $10.5 million for federal income tax purposes that expire in years 2006 to 2011. The utilization of the NOL carryforwards is limited by future taxable earnings generated at the subsidiary level. The Company recorded a valuation allowance to reflect uncertainty as to the utilization of such NOL carryforwards for financial reporting purposes. The maximum annual utilization of such NOL carryforwards are limited under the Internal Revenue Code as a result of changes in ownership that have occurred.

     Significant components of income tax expense were as follows
(in thousands):

                                   Years Ended December 31,
                                   1997      1996      1995
Current:
Federal . . . . . . . . . . . . . .$2,793    $  99     $ 141
State . . . . . . . . . . . . . . .   138      (30)      144
                                   ------    ------    ------
                                    2,931       69       285

Deferred:
Federal . . . . . . . . . . . . . .   553      146        38
State . . . . . . . . . . . . . . .    47       30         9
                                   ------    ------    ------
                                      600      176        47
                                   ------    ------    -------
Total provision. . . . . . . . . . $3,531     $245       $332
                                   ======    ======    =======

     A reconciliation from the statutory income tax rate to the effective income tax rate was as follows:

                                        Years Ended December 31,
                                        1997     1996     1995
Federal statutory income tax rate. . .  35.0%    34.0%   (34.0)%
Effect of:
State taxes, net of federal tax effect   1.1       -       3.1
Nondeductible goodwill. . . . . . . .    1.9     15.5       -
Net operating loss with no benefit. .     -        -      39.6
Utilization of net operating loss
carryforward. . . . .                   (5.0)       -       -
Other, net. . . . . . . . . . . .  . .  (0.5)     3.8      1.6
                                        -----    -----    -----
Effective tax rate . . . . . . . . . .  32.5%    53.3%    10.3%
                                        =====    =====    =====


7.   Related Party Transactions

     The Company had entered into a management agreement with a stockholder for certain services to be rendered to the Company in exchange for annual management fees. The management agreement was terminated in connection with the initial public offering during July 1996. Management fees of approximately $466,000 and $659,000 were incurred in 1996 and 1995, respectively. At December 31, 1995, the Company had a $12,500,000 unsecured note payable outstanding to a stockholder, which was issued on November 16, 1995 and was due November 16, 1996, bearing an annual interest rate of prime plus 3%. The Company repaid the note payable to the stockholder in May 1996. Interest expense relating to this note payable was approximately $621,000 and $180,000 in 1996 and 1995, respectively.

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

     In connection with the Company's existing landfills, the Company has obtained financial assurance bonds for approximately $26.9 million at December 31, 1997, from a financial institution to provide financial assurance that closure and postclosure expenses will be met in the event that the Company is not able to fulfill its closure and postclosure obligations.

Contingent Payments Related to Acquisitions

     The Company has entered into certain acquisition agreements that include consideration that is issuable upon the resolution of certain contingent incentives available to the former owners of the acquired businesses. See Note 3 and Note 12 for further discussion.

Future Minimum Lease Payments

     At December 31, 1997, future minimum lease payments under noncancelable lease obligations are as follows (in thousands):

                                        Capital   Operating
                                        Leases    Leases
1998 . . . . . . . . . . . . . . . . . $  224     $  2,012
1999 . . . . . . . . . . . . . . . . .    111        1,521
2000 . . . . . . . . . . . . . . . . .     -         1,335
2001 . . . . . . . . . . . . . . . . .     -         1,295
2002 and thereafter. . . . . . . . . .     -         6,262
                                        -----      -------
Total minimum payments . . . . . . . .    335      $12,425
                                                   =======
Less: Amount representing interest . .     24
                                        -----
Present value of net minimum lease
payments. . . . . . . . .               $ 311
                                        ======
     Rental expense in 1997, 1996, and 1995 was approximately $1.8 million, $1.3 million and $793,000, respectively.

9.   Retirement Plan

     Effective January 1, 1996, the Company established a defined contribution retirement savings plan covering substantially all employees of the Company. Each participant may elect to defer a portion of annual compensation subject to certain limitations. The Company matches up to 50% of the first $1,000 of participant contributions to the plan. The Company's contributions for the years ended December 31, 1997 and 1996 were approximately $129,000 and $94,000, respectively.


10.  Redeemable Preferred Stock

     On March 28, 1995, the Company issued 1,950 of its Series A Preferred Stock and 46,550 warrants to purchase shares of common stock of the Company, for $1,950,000. The holder of the warrants had the right to purchase one common share for each warrant held at the exercise price of $.10 per share on or before December 31, 2002. The Company redeemed the outstanding preferred stock in May 1996, and paid any accrued dividends related to the preferred stock. The warrants were exercised in 1996.


11.  Stockholders' Equity

Stock Options

     The Company's Board of Directors adopted the American Disposal Services, Inc. 1996 Stock Option Plan effective January 1, 1996. The plan permits grants of options up to an aggregate of 1,600,000 shares of common stock to employees and certain consultants of the Company, on such terms as the Company's compensation committee (or a stock option subcommittee thereof) determines. During 1997, the Company's stockholders approved an increase in the aggregate number of shares available for grant under the plan from 1,100,000 shares to 1,600,000 shares.
Options granted under the plan as of January 1, 1996 replaced existing stock options granted by ADS and County in connection with the Exchange. The stock options vest over three and five year periods and are exercisable over a ten year period from the original grant dates. All vesting is subject to acceleration under specified circumstances.

     Options to purchase an aggregate of 63,601 shares were granted outside the plan to a former employee and were fully vested as of January 1, 1996. Such shares have an exercise price of $7.17 per share, increasing at 25% per annum from the date of original grant of the ADS stock options they replace.


     A summary of stock option information follows:

                    1997                1996           1995
                   -------             -------        -------
                       Weighted          Weighted        Weighted
                        Average          Average          Average
                       Exercise          Exercise        Exercise
              Options    Price  Options   Price   Options  Price

Outstanding at
  beginning
  of year      934,914  $ 7.47  869,617  $ 7.36   186,444  $ 7.17
Granted        476,735   21.29   68,270    9.00   683,173    7.41
Exercised      (49,793)  10.86     (467)   7.17         0       -
Forfeited       (9,286)  12.98   (2,506)   7.64         0       -
              --------  ------  -------  -------  ------- -------
Outstanding  1,352,570  $12.58  934,914  $ 7.47   869,617  $ 7.36
at end of    =========  ======  =======  ======   ======= =======
year

Exercisable at
end of year    620,585          434,553           105,223
Available
future grant   260,771          228,220           293,984
Weighted
average
value of
options
granted
during
the year                $10.75           $ 4.33            $ 1.88

      Options outstanding and exercisable as of December 31, 1997 by price range:

                              Outstanding           Exercisable
                         ---------------------   ----------------
                              Weighted  Weighted         Weighted
                              Average   Average           Average
                             Remaining  Exercise         Exercise
                 Shares   Life in Years  Price   Shares   Price
Range of Exercise
Prices
$ 7.17-$ 9.00    858,205      7.4       $ 7.48   596,653  $ 7.42
$17.25-$17.50    282,431      9.2       $17.36         -       -
$21.67-$29.63    211,934      9.2       $26.84    23,932  $22.97

     The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires use of option valuation models that were not developed for use in valuing stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Disclosure of pro forma information regarding net income
(loss) and net income (loss) per common share is required by SFAS 123, and has been determined as if the Company had accounted for its stock options granted in 1997, 1996, and 1995 using SFAS 123. The options granted in 1997 and 1996 were valued using the Black-Scholes option pricing model. The options granted in 1995, as a non-public company, were valued using the minimum value method. The Black-Scholes option valuation model requires the input of highly subjective assumptions and, because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the model cannot necessarily provide a single measure of the fair value of its stock options. The following assumptions were utilized in the valuation:


                                          December 31,
                                     1997    1996      1995
Risk-free interest rate:           6.31%     6.65%     5.85%
Expected dividend yield.           0%        0%        0%
Expected stock price volatility    48.9%     44.4%     n/a
Expected life of options           5 years   5 years   5 years

     Had compensation cost for the Company' stock options granted in 1997 and 1996 been determined based on the fair value at the dates of grants, the Company's net income (loss) and net income
(loss) per common share would have been as follows on a pro forma basis (in thousands, except per share data):


                                   Years Ended December 31,
                                   1997      1996      1995
Net income (loss) applicable to
common stockholders    As reported $7,341   $(370)  $(3,743)
                         Pro Forma  5,998    (687)   (3,807)
Basic earnings (loss)per
common share           As reported   0.56   (0.05)    (1.12)
                         Pro Forma   0.46   (0.10)    (1.14)
Diluted earnings (loss) per
common share           As reported   0.53   (0.05)    (1.12)
                         Pro Forma   0.43   (0.09)    (1.14)

     The pro forma effect for 1997, 1996, and 1995 is not representative of the pro forma effect in future years as the pro forma disclosures reflect only the fair value of stock options granted in 1997, 1996, and 1995 and do not reflect the fair value of outstanding options granted prior to 1995.

Stock Warrants

     In connection with obtaining various credit agreements, the Company issued warrants to purchase 168,905 shares of common stock with exercise prices ranging from $4.72 to $7.41 per share. The Company recorded the fair value of the warrants as a component of equity and recognized debt issuance cost of $106,666. The warrants expire 10 years from date of issuance.
On November 13, 1997 warrant certificates representing 26,137 shares with an exercise price of $7.17 per share and 45,193 shares with an exercise price of $4.72 per share were exercised on a cashless basis. On January 9, 1998 warrant certificates representing 48,787 shares with an exercise price of $7.41 per share were exercised on a cashless basis.

Preferred Stock

     In connection with the Exchange, 5,000,000 shares of new preferred stock of the Company were authorized with none issued at December 31, 1997 and 1996.


12.  Earnings Per Share

     The following table sets forth the computation of earnings
(loss) per common share (in thousands, except per share data):


                                   Years Ended December 31,
                                   1997      1996      1995
Numerator:
Net income (loss) applicable to
  common stockholders            $  7,341   $   (370) $ (3,743)
                                 ========   ========= =========
Denominator:
Denominator for basic earnings per
common share-weighted-average
shares                         13,177,346  7,063,928 3,340,512
Effect of dilutive securities:
Stock options and warrants        644,991    401,122         -
                               ----------  ---------  --------
Denominator for diluted earnings
per common share-adjusted
weighted-average shares and
assumed conversions            13,822,337  7,465,050 3,340,512
                               ----------  ---------  ---------
Basic earnings per common share  $   0.56  $  ( 0.05) $  (1.12)
Diluted earnings per common share    0.53      (0.05)    (1.12)

     Options to purchase 171,500, 13,502, and 3,000 shares of common stock at $27.13, $29.63, and $29.00, respectively, were outstanding during 1997, but were not included in the computation of diluted earnings per common share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

     Under one of the Company's acquisition agreements, if certain revenue goals are met by the former owner of the acquired business, the Company is obligated to deliver up to 115,000 additional shares of common stock to the former owner. No portion of the 115,000 additional shares are included in the computation of diluted earnings per common share in 1997 because none of the revenue goals have been met as of December 31, 1997. Under another acquisition agreement, if certain contracts are obtained or waste volume goals are met by the former owner of the acquired business, the Company is obligated to deliver additional shares of stock to the former owner. As the amount of shares are to be determined using a future share price, it is not possible to estimate the amount of shares that could be delivered by the Company. The value of additional shares to be issued is not expected to exceed $12,500,000. No additional shares are included in the computation of diluted earnings per common share in 1997 because the contracts have not been obtained and waste volume goals have not been met as of December 31, 1997.

     Subsequent to December 31, 1997, the Company has issued
1,304,444 additional shares of common stock in conjunction with subsequent acquisitions and the exercise of warrants and stock options.

13.  Subsequent Events

     Subsequent to December 31, 1997, the Company has acquired twelve solid waste companies. On January 5, 1998, the Company acquired all of the outstanding stock of R.C. Miller Enterprises, Inc. (R.C. Miller). The Company's acquisition of R.C. Miller represents the substantial majority of the net assets of companies acquired subsequent to December 31, 1997.

     Selected quarterly financial data for 1997 and 1996 is as follows (in thousands, except per share data):

                    First     Second    Third     Fourth
                    Quarter   Quarter   Quarter   Quarter   Total
     1997
Net Sales           $18,511   $27,763   $35,373   $39,716  21,363
Gross Profit          8,619    12,575    16,039    18,183  55,416
Net income              446   1,236       2,515     3,144   7,341
Basic earnings per
  common share         0.05     0.11       0.18      0.17    0.56
Diluted earnings per
  common share         0.05     0.10       0.17      0.17    0.53

     1996
Net Sales           $11,724   $13,453   $15,122   $16,505 $56,804
Gross Profit          5,616     6,391     7,022     7,399  26,428
Net income (loss)
  before
  extraordinary
  item                (479)      (199)      227       557    106
Net income (loss)
applicable to
common stockholders   (479)      (675)      227       557   (370)
Basic earnings (loss)
  per common share
  before
  extraordinary
  item               (0.08)     (0.04)     0.03      0.06   0.02


Diluted earnings
 (loss) per common
  share before
  extraordinary
  item               (0.08)     (0.04)     0.03      0.06   0.01
Basic and diluted
  earnings (loss)
  per common share   (0.08)     (0.12)     0.03      0.06  (0.05)

Note:

     Earnings per common share have been restated to comply with SFAS No. 128. The earnings per common share computation for the year is a separate, annual calculation. Accordingly, the sum of the quarterly earnings per common share amounts do not necessarily equal the earnings per common share amounts for the year.