Form 10-K/A
period 1997-12-31
AMERICAN DISPOSAL SERVICES INC
filed 1998-04-27
CIK 881655

FORM 10-K/A-1

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997
                                OR
/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to ___________

                    Commission File No. 0-28652


                   AMERICAN DISPOSAL SERVICES, INC.
      (Exact name of registrant as specified in its charter)

          Delaware                                 13-3858494
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification)

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

                        Yes  X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. []

Aggregate market value of voting stock held by non-affiliates of registrant as of March 25, 1998:  $641,167,625

Number of shares of Common Stock outstanding as of March 25, 1998: 20,627,544

            DOCUMENTS INCORPORATED BY REFERENCE:  None






































                 AMERICAN DISPOSAL SERVICES, INC.
                  ANNUAL REPORT ON FORM 10-K/A-1


                         TABLE OF CONTENTS


                                                             Page
PART III .......................................................1

     Item 10.  Directors and Executive Officers
                 of the Registrant .............................1

     Item 11.  Executive Compensation ..........................3

     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management .........................7

     Item 13.  Certain Relationships and Related Transactions ..9

SIGNATURES .....................................................9

Reference is made to the Annual Report on Form 10-K of American
Disposal Services, Inc. (the "Company") for the fiscal year ended
December 31, 1997. Items 10, 11, 12 and 13 of such Form 10-K are herein amended and restated in their entirety.
























                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the Company's executive officers and directors.
Merril M. Halpern, A. Lawrence Fagan, Richard T. Henshaw, III, David C. Stoller and Norman Steisel have indicated that they will not stand for re-election to the Board of Directors of the Company at the 1998 Annual Meeting of Stockholders of the Company (the "Annual Meeting"). At the Annual Meeting, the Company proposes to nominate to the Board of Directors two executive officers of the Company (Richard De Young and Stephen P. Lavey) and not less than four independent directors (including G.T. Blankenship).

     Name                     Age            Position

Richard De Young ...........  43        Chairman; President;
                                        Chief Executive Officer;
                                        Director

Richard T. Kogler ..........  38        Vice President; Chief
                                        Operating Officer

Stephen P. Lavey ...........  36        Vice President; Chief
                                        Financial Officer

Ann L. Straw ...............  44        Vice President; General
                                        Counsel and Secretary

Lawrence R. Conrath, Sr.....  41        Vice President;
                                        Controller

John J. McDonnell ..........  42        Vice President--
                                        Engineering

Mary T. Ryan ...............  44        Vice President--Corporate
                                        Affairs

Merril M. Halpern ..........  63        Director

A. Lawrence Fagan(1) .......  67        Director

Richard T. Henshaw, III(2)..  59        Director

David C. Stoller ...........  46        Director

G.T. Blankenship(2) ........  68        Director

Norman Steisel(1) ..........  54        Director
_____________________
(1) Member of audit committee.
(2) Member of compensation committee.


     Richard De Young has been Chairman of the Company since April 8, 1998, Chief Executive Officer since September 4, 1997 and President and a director of the Company since January 1, 1996. He has also served as President of ADS, Inc. ("ADS") since April 1994 and as a director since September 1993 and was the Chief Operating Officer and Vice President for ADS from January 1993 through April 1994. Mr. De Young has been a director of County Disposal, Inc. ("CDI") since May 1995, and its President since July 31, 1996. Both ADS and CDI were predecessor entities of the Company. From June 1982 through January 1993 he was employed by Waste Management of North America, a subsidiary of Waste Management, Inc. ("WMI"), most recently as a Regional Operations Vice President, with responsibility for landfill and collection operations in the Midwest region.

     Richard T. Kogler has been a Vice President and the Chief Operating Officer of the Company since January 1, 1996. He previously served in the same capacities for ADS since May 1995 and as President of CDI between May 1995 and July 1996. He has been Vice President of CDI since July 31, 1996. From October 1984 through May 1995 Mr. Kogler was employed by WMI, most recently as a Regional Operations Vice President.

     Stephen P. Lavey has been a Vice President and the Chief Financial Officer of the Company since February 1997. He was previously employed by Bank of America from June 1990 through January 1997, most recently as a Vice President in its Environmental Services Lending Group, specializing in the solid waste, environmental engineering and water purification industries. Mr. Lavey is also a Certified Public Accountant.

     Ann L. Straw has been a Vice President and the General Counsel of the Company since January 1, 1996. She previously served in the same capacities for ADS (since June 1995) and for CDI (since June 1995). She has been the Secretary of the Company since January 1, 1996, and of ADS and CDI since July 31, 1995. From 1986 through May 1995 she was employed by WMI, most recently as a Group Counsel for WMI's Midwest Group.

     Lawrence R. Conrath, Sr. has been Controller of the Company since January 1, 1996 and a Vice President since May 1996. He previously served as Controller for ADS since May 1994. Prior to joining the Company, Mr. Conrath spent two years with United Waste Systems, Inc., as Regional Controller of its Michigan region. From 1978 through 1990, Mr. Conrath was employed by WMI in several financial positions, most recently as Director of Accounting for the WMI Urban Services Group. Mr. Conrath is also a Certified Public Accountant.

     John J. McDonnell has been the Vice President--Engineering of the Company since January 1, 1996. He previously served as Environmental Engineer for ADS (since February 1993) and CDI (since June 1995). From 1985 through February 1993, Mr. McDonnell was employed by WMI, most recently as an Engineering Manager.

     Mary T. Ryan has been the Vice President--Corporate Affairs since March 1997 after joining the Company in November 1996. From May 1996 to November 1996, she was employed by Ketchum Public Relations as Senior Vice President, Corporate Issues. From July 1984 to April 1995 she was employed by WMI, most recently as Vice President, Management Services.

     Merril M. Halpern has served as director of the Company, since January 1, 1996. Since October 1984, Mr. Halpern has served as Chairman of the Board of Charterhouse Group International, Inc., which is a private investment firm specializing in leveraged buy-out acquisitions ("Charterhouse"). From 1973 to October 1984, Mr. Halpern served as President and Chief Executive Officer of Charterhouse. Mr. Halpern is also a director of Insignia Financial Group, Inc., a real estate management firm; and Microwave Power Devices, Inc., a manufacturer of highly linear power amplifiers primarily for the wireless telecommunications market ("MPD").

     A. Lawrence Fagan has served as a director of the Company since January 1, 1996. He has been President of Charterhouse since January 1997 and formerly served as Executive Vice President of Charterhouse since 1984. Mr. Fagan is also a director of MPD.

     Richard T. Henshaw, III has been a director of the company since January 1, 1996. He has served as a director of ADS (since January 1993) and CDI (since May 1995). Mr. Henshaw has been a Managing Director of Charterhouse since January 1997 and formerly served as a Senior Vice President of Charterhouse since 1991. Prior thereto he was a Senior Vice President of The Bank of New York. Mr. Henshaw is also a director of Cornell Corrections, Inc., a provider of privatized correctional services.

     David C. Stoller was Chairman of the Company from January 1, 1996 through April 7, 1998. He served in the same capacities for ADS since January 1993 and CDI since May 1995. Since March 1998, Mr. Stoller has been an entrepreneur with Charterhouse. From January 1997 until February 1998, he was a Managing Director of Charterhouse. From August 1992 through December 1996, Mr. Stoller served as the Chairman of Charterhouse Environmental Capital Group, Inc. ("Charterhouse Environmental Capital"), which provided management and consulting services to companies with environmental operations including the Company. Mr. Stoller was a partner at the law firm of Milbank, Tweed, Hadley & McCloy (where he remains as "Of Counsel") from January 1989 through July 1992.

     G.T. Blankenship has been a director of the Company since
January 1, 1996.  He previously served as a director of ADS
(since January 1991). Mr. Blankenship has been a self-employed private investor since 1990.

     Norman Steisel has been a director of the Company since July 1996. He has served as Vice President, Business Development of Computer Sciences Corp. since May 1997. He was the President of EnEssCo Strategies, a strategic consulting services firm specializing in government regulated markets, from January 1994 to May 1997. From January 1990 through December 1993, Mr. Steisel was the First Deputy Mayor of the City of New York.
Prior to 1990, he was a Senior Vice President at Lazard Freres & Co., specializing in environmental, corporate and municipal finance.

     Directors of the Company hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier resignation or removal. Messrs. Halpern, Fagan, Henshaw, Stoller and Steisel have indicated they will not stand for re-election to the Board of Directors at the Annual Meeting. All officers of the Company are appointed by and serve at the discretion of the Board of Directors. There are no family relationships among any directors or officers of the Company.

Board Committees and Membership

     The Board of Directors has established a compensation committee and an audit committee. The compensation committee (which is currently comprised of Messrs. Blankenship and Henshaw) reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Company's Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans and compensation policies and practices of the Company. The audit committee (which is currently comprised of Messrs. Fagan and Steisel) reviews the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls.

Compliance with Section 16(a) of the Securities Exchange Act of
1934

     Under the securities laws of the United States, the Company's directors, officers, and any persons holding more than 10 percent of the Common Stock are required to report their ownership of Common Stock and any changes in that ownership, on a timely basis, to the Securities and Exchange Commission. Based on material provided to the Company, all such required reports were filed on a timely basis in 1997 except that the Company's executive officers did not timely file Form 5s reporting 1997 stock option grants. All non-timely Form 5s have now been filed.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information about the compensation paid, or payable, by the Company for services rendered in all capacities to the Chief Executive Officer of the Company and each of the four other most highly paid key policy-making executive officers of the Company for each of the last three fiscal years in which such officers were executive officers for all or part of the year.























                      SUMMARY COMPENSATION TABLE

                               Annual                   Long Term
                            Compensation               Compensation

                                                           Securi-
                                                           ties
                                      Other     Restricted Under-   All
  Name and                            Annual    Stock      lying    Other
  Principal           Salary   Bonus  Compen-   Award(s)   Options  Compen-
  Position       Year  ($)      ($)   sation($)   ($)      #(1)     sation
Richard De Young 1997 300,000 300,000  7,824       0       101,087     0
President and    1996 275,442    0       0         0       282,743     0
Chief Executive  1995 230,092    0       0         0          0        0
Officer(2)

Richard Kogler   1997 184,283 180,000    0         0        95,000     0
Vice President   1996 160,500    0       0         0        52,082     0
Chief Operating  1995  93,246    0       0         0           0       0
Officer(3)

David C. Stoller 1997 300,000    0       0         0           0       0
Chairman(4)      1996 125,000    0       0         0       218,371     0
                 1995    0       0       0         0           0       0

Stephen P. Lavey 1997 150,208 175,000 12,000       0       125,000     0
Vice President   1996    0       0       0         0           0       0
and Chief        1995    0       0       0         0           0       0
Financial
Officer(5)

Ann L. Straw     1997 155,200 155,000    0         0        35,765     0
Vice President,  1996 142,500    0       0         0        34,863     0
General Counsel  1995  73,125    0       0         0           0       0
and Secretary(6)

______________
(1) The Company is the sole stockholder of ADS and CDI.  The Company acquired all of the shares of common stock of ADS and CDI effective January
1, 1996 in exchange for which the previous stockholders of ADS and CDI received all of the then outstanding shares of the Company's Common Stock
(the "Exchange").  As part of the Exchange, all options that had previously been granted by ADS and CDI were canceled in exchange for options granted by the Company.
(2) Options to purchase 282,743 shares were granted to Mr. De Young in 1996 as part of the Exchange to replace options to purchase shares of ADS and
CDI granted in prior years.
(3) Options to purchase 29,857 shares were granted to Mr. Kogler in 1996 as part of the Exchange to replace options to purchase shares of ADS and CDI granted in prior years.  Mr. Kogler's 1995 compensation figure reflects employment during the period from May 1995 through December 1995.
(4) Options to purchase 218,371 shares were granted to Mr. Stoller in 1996 as part of the Exchange to replace options to purchase shares of ADS and
CDI granted in prior years.  Mr. Stoller's 1996 compensation figure reflects employment during the period from August 1996 through December
1996.
(5) Mr. Lavey's 1997 compensation figure reflects employment during the period from February 1997 through December 1997.  Other Annual Compensation reflects a $12,000 relocation payment to Mr. Lavey.
(6) Options to purchase 19,863 shares were granted to Ms. Straw in 1996 as part of the Exchange to replace options to purchase shares of ADS and CDI granted in prior years.  Ms. Straw's 1995 compensation figure reflects employment during the period from June 1995 through December 1995.





































Stock Options

     The following table contains information concerning the grant of options to purchase shares of the Company's Common Stock to each of the named executive officers of the Company during the year ended December 31, 1997. No stock appreciates rights
("SARS") were granted in 1997.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                        Potential
                                                        Realizable Value
                                                        at Assumed Annual
                                                        Rates of Stock
                                                        Appreciation
                                                        for Option
                   Individual Grants                    Term(1)

                             Percent
                             of
                  Number     Total
                  of         Options
                  Securi-    Granted
                  ties       to
                  Under-     Employ-
                  lying      ees in  Exercise  Expi-
                  Options    Fiscal  Price     ration
Name              Granted    Year    ($/Share) Date(2)    5%        10%

Richard De Young   26,087     5.5%    17.25    3/21/07    733,004 1,167,186
                   75,000    15.7%    27.13    8/21/07  3,314,393 5,277,617

Richard Kogler     50,000    10.5%    17.25    5/15/07  1,404,922 2,237,103
                   45,000     9.4%    27.13    8/21/07  1,988,636 3,166,570

David C. Stoller      0         0%     N/A       N/A       N/A      N/A

Stephen P. Lavey  125,000    26.2%    17.50    2/21/07  3,563,207 5,673,812

Ann L. Straw       12,765     2.7%    17.25    3/21/07    358,676   571,132
                   23,000     4.8%    27.13    8/21/07  1,016,414 1,618,469

_____________________
(1) Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and
10%) on the Company's Common Stock over the term of the options.  The potential realizable values set forth above do not take into account applicable tax and expense payments that may be associated with such options exercises.  Actual realizable value, if any, will be dependent on the future price of the Common Stock on the actual date of exercise, which may be earlier than the stated expiration date.  The 5% and 10% assumed annualized rates of stock price appreciation over the exercise period of the options used in the table above are mandated by the rules of the
Securities and Exchange Commission and do not represent the Company's estimate or projection of the future price of the Common Stock on any date.
There is no representation either express or implied that the stock price appreciation rates for the Common Stock assumed for purposes of this table will actually be achieved.

(2) Each option is subject to earlier termination if the officer's employment with the Company is terminated for certain reasons.



































The following table sets forth information for each of the named executive officers with respect to the value of options outstanding as of December 31, 1997. There were no options exercised during 1997. No SARs were exercised during 1997 and none were outstanding as of December 31, 1997.


                  FISCAL YEAR-END OPTION VALUES

                  Number of                 Value
                  Securities Underlying     of Unexercised In-
                  Unexercised Options       the-Money Options at
                  at December 31, 1997      December 31, 1997(1)

                   Exerci-     Unexerci-    Exerci-     Unexerci-
   Name             sable       sable        sable       sable

Richard De Young   196,204     187,626     $5,720,726  $3,726,520

Richard Kogler      25,745     121,337     $  737,707  $2,127,808

David C. Stoller   171,271      47,100     $4,982,274  $1,370,139

Stephen P. Lavey      0        125,000     $    0      $2,375,000

Ann L. Straw        17,206      53,422     $  492,946  $  959,653


(1) Represents the difference between $36.50 the last reported sales price per share of the Common Stock on December 31, 1997, and the exercise price per share of the in-the-money options, multiplied by the number of shares underlying the in-the-money options.

Director Compensation

     The only directors who are compensated for services as a director are Messrs. Blankenship and Steisel, each of whom receives $2,000 for each meeting of the Board of Directors that he attends and $500 for each meeting of a committee of the Board of Directors that he attends.

Compensation Committee Interlocks and Insider Participation

     During 1997, the Company's compensation committee determined the compensation of all the Company's executive officers. No member of the compensation committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity.
Employment Agreements

     On January 1, 1998, Mr. De Young entered into a new three-year employment agreement with the Company. The employment agreement provides that on each anniversary of the agreement, the term shall be automatically extended for an additional one-year period unless no later than six months before such anniversary either party gives written notice to the other that it does not wish to extend the term of the agreement. The employment agreement provides for a current annual base salary of $300,000 plus an annual bonus determined on the basis of criteria established annually by the compensation committee of the Board of Directors. In the event of a Change of Control of the Company (as defined in the employment agreement), Mr. De Young will be entitled to receive, in addition to certain other benefits, a payment (the "Change of Control Payment") equal to the sum of (i) the base salary otherwise payable during the remainder of the term had the Change of Control not occurred and (ii) an amount equal to the product of (x) the average of the annual bonuses earned in each of the last two years (the "Average Bonus") and
(y) the number of full and partial years remaining in the term of the agreement. In no event will the Change of Control Payment be less than three times the sum of the annual base salary then in effect and the Average Bonus (which Average Bonus shall not be less than 50% of the base salary).

     In May 1996, Mr. Stoller entered into an employment agreement with the Company which provides for annual compensation of $300,000. Mr. Stoller ceased to serve as Chairman of the Company on April 7, 1998 but will be entitled to receive compensation through July 30, 1998. The employment agreement provides that Mr. Stoller has the right to receive a $600,000 payment in the event of a Change of Control during the term.

     On January 1, 1998, Messrs. Kogler, Lavey, Conrath and McDonnell and Mses. Straw and Ryan each entered into a new 18-month employment agreement with the Company. Each employment agreement provides that on each anniversary of such agreement, the term shall be automatically extended for an additional one-year period unless no later than six months before such anniversary either party gives written notice to the other that it does not wish to extend the term of the agreement. The employment agreements for Messrs. Kogler, Lavey, Conrath and McDonnell and for Mses. Straw and Ryan provide for an annual base salary of $225,000, $175,000, $140,000, $142,830, $158,000, and
$150,000 respectively, plus an annual bonus determined on the basis of criteria established annually by the compensation committee of the Board of Directors. In the event of a Change of Control, each of Messrs. Kogler, Lavey, Conrath and McDonnell and Mses. Straw and Ryan will be entitled to receive, in addition to certain other benefits, a Change of Control Payment equal to the sum of (i) the base salary otherwise payable during the remainder of the term had the Change of Control not occurred and (ii) an amount equal to the product of (x) the Average Bonus and (y) the number of full and partial years remaining in the term of the agreement. In no event will the Change of Control Payment be less than three times the sum of the annual base salary then in effect and the Average Bonus (which Average Bonus shall not be less than 50% of the base salary).

     In January 1998, the Company entered into agreements with each of Messrs. De Young, Kogler, Lavey, Conrath and McDonnell and Mses. Straw and Ryan providing for a payment in the event of a Change of Control in an amount equal to the product of (i) 157,895 in the case of Mr. De Young, 75,188 in the case of Mr. Kogler, 46,992 in the case of Mr. Lavey, 30,075 in the case of Mr. Conrath, 30,075 in the case of Mr. McDonnell, 46,617 in the case of Ms. Straw and 30,075 in the case of Ms. Ryan and (ii) the difference between (x) the closing price of the Company's Common Stock on the date on which the stockholders of the Company approve an amendment (the "Amendment") to the Company's Stock Option Plan increasing the number of shares of Common Stock for which options may be granted under the plan (the "Amendment
Approval Price") and (y) $33.25.   In the event of the occurrence
of a Change of Control prior to the approval of the Amendment, the Amendment Approval Price will be replaced with the highest per share price actually paid to the Company's stockholders in connection with the Change of Control. Each of the agreements will terminate if the Amendment is not approved by the stockholders of the Company by June 30, 1999.

     In the event the executive officers are required to pay an excise tax on "excess parachute payments" received from the Company upon a Change of Control, the Company has agreed to pay to the executive an amount necessary to place the executive in the same after-tax financial position as the executive would have been in had the executive not incurred such tax.

     Effective as of January 1, 1996, the Company entered into agreements with each of its executive officers (other than Mr. Lavey and Ms. Ryan) providing that, upon such officer's exercise of stock options granted in exchange for options previously granted by CDI, the Company will pay to such officer an amount equal to the tax savings actually recognized by the Company as a result of the deductions attributable to such exercise. In no event can the payment to be received by an executive officer under such agreement exceed the difference between the federal income tax actually paid by such officer as a result of such option exercise and the amount of federal income tax that would have been paid by such officer had such option exercise been taxed at the capital gains rate.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of April 15, 1998 by: (i) each person known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each of the Company's directors; (iii) the Company's Chief Executive Officer and each of the Company's other current executive officers; and (iv) the Company's directors and executive officers as a group.





































                         Number of shares
                         of Common Stock
  Name and Address       beneficially owned         Percent of
 of Beneficial Owners    as of April 15, 1998       Common Stock

Pilgrim Baxter &
  Associates, Ltd.(1)        1,754,020                 7.7%

Nicholas-Applegate
  Capital Mgmt.(2)           1,173,600                 5.2%

Richard De Young(3)(4)         215,059                  *

David C. Stoller(3)            173,738                  *

Merril M. Halpern                --                     --

A. Lawrence Fagan                --                     --

Richard T. Henshaw, III          --                     --

G.T. Blankenship(5)             97,451                  *

Norman Steisel                   --                     --

Richard T. Kogler(3)            26,922                  *

Stephen P. Lavey(3)             41,666                  *

Ann L. Straw(3)(6)              21,661                  *

John J. McDonnell(3)(7)         54,191                  *

Lawrence R. Conrath, Sr.(3)(8)  38,980                  *

Mary T. Ryan (3)(9)             17,725                  *

All directors and executive
  officers as a group (13
  persons)(3)                  687,393                3.0%

* Less than one percent.
(1) Information regarding Pilgrim Baxter & Associates, Ltd. is based on Schedule 13G filed by such person with the Securities and Exchange Commission as of December 31, 1997. The address of Pilgrim Baxter & Associates, Ltd. is 825 Duportail Road, Wayne, Pennsylvania 19087.
(2) Information regarding Nicholas-Applegate Capital Mgmt. is based on Schedule 13G filed by such person with the Securities and Exchange Commission as of December 31, 1997. The address of Nicholas-Applegate Capital Mgmt. is 600 West Broadway, 29th Floor, San Diego, California 92101.
(3) Includes options exercisable within 60 days of April 15, 1998 to purchase 212,952, 171,271, 41,666, 26,922, 53,195, 37,982,
21,461 and 725 shares granted under the American Disposal Services, Inc. 1996 Stock Option Plan to Messrs. De Young, Stoller, Lavey, Kogler, McDonnell and Conrath and Ms. Straw and Ryan, respectively. For purposes of computing the percentage of outstanding shares beneficially held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within 60 days after such date is deemed to be beneficially owned for the purpose of computing the percentage ownership of such person or group of persons, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.
(4) Includes 2,467 shares held jointly by Mr. De Young and his wife.
(5) Includes 7,995 shares held by Mr. Blankenship's wife, of which Mr. Blankenship disclaims beneficial ownership.
(6) Includes 200 shares held by Ms. Straw's minor children.
(7) Includes 996 shares held by Mr. McDonnell's minor children.
(8) Includes 498 shares held jointly by Mr. Conrath and his wife and 400 shares held in an IRA for the benefit of Mr. Conrath.
(9) Includes 6,000 shares held in an IRA for the benefit of Ms. Ryan and 11,000 shares held jointly by Ms. Ryan and her husband.











ITEM 13.  CERTAIN BUSINESS RELATIONSHIPS

     None.
















                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              AMERICAN DISPOSAL SERVICES, INC.



                         By:  /s/ Richard De Young
                              Richard De Young
                              Chairman, President and Chief
                              Executive Officer


Date:   April 24, 1998