Form 10-Q
period 1998-03-31
AMERICAN DISPOSAL SERVICES INC
filed 1998-05-15
CIK 881655

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                       For the Period Ended March 31, 1998

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period From ______________ to _________________


                         Commission file number 0-28652

                        AMERICAN DISPOSAL SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               13-3858494
     -------------------------------                ------------------
    (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification No.)

         745 McClintock - Ste 230
           Burr Ridge, Illinois                            60521
 ------------------------------------------     ---------------------------
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

Common Stock, $.01 Par Value - 22,858,403 shares as of  May 15, 1998


===============================================================================

                        AMERICAN DISPOSAL SERVICES, INC.

                                      Index
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - March 31, 1998 (Unaudited) and
     December 31, 1997

   Condensed  Consolidated  Statements  of Income - Three months ended
     March 31, 1998 and 1997 (Unaudited)

   Condensed  Consolidated  Statements  of Cash Flows - Three months ended
     March 31, 1998 and 1997 (Unaudited)

   Notes to the Condensed Consolidated Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                        AMERICAN DISPOSAL SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                    March 31,
                                                                                      1998                 December 31,
                                                                                   (Unaudited)                 1997
                                                                                -----------------       -----------------
                                    ASSETS
Current assets:
  Cash and cash equivalents                                                             $   3,293               $   2,426
  Cash held in escrow                                                                         805                     337
  Trade receivables, net of allowance of $1,407 and $1,326                                 24,574                  23,052
  Prepaid expenses and other current assets                                                 3,199                   2,695
                                                                                -----------------       -----------------
Total current assets                                                                       31,871                  28,510

Property, plant, and equipment, net                                                       187,346                 174.340

Other assets:
  Cost over fair value of net assets of acquired businesses,
    net of accumulated amortization of $4,984 and $3,635                                  213,890                 157,304
  Other assets                                                                             11,529                  12,870
                                                                                -----------------       -----------------
                                                                                        $ 444,636               $ 373,024
                                                                                =================       =================
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $   7,488               $   6,361
  Accrued liabilities                                                                      17,199                  13,283
  Deferred revenues                                                                         6,443                   5,785
  Current portion of long-term debt and capital lease obligations                           3,224                   2,360
                                                                                -----------------       -----------------
Total current liabilities                                                                  34,354                  27,789

Long-term debt and capital lease obligations, net of current portion                       38,406                  20,788
Accrued environmental and landfill costs                                                   12,659                  12,450
Deferred income taxes                                                                       2,577                   2,577
Other long term liabilities                                                                14,490                  12,045

Stockholders' equity                                                                      342,150                 297,375
                                                                                -----------------       -----------------
                                                                                        $ 444,636               $ 373,024
                                                                                =================       =================



                             See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)


                                                                                    Three months ended
                                                                                         March 31,
                                                                                 1998                 1997
                                                                            ---------------      ---------------
Revenues                                                                            $45,030              $18,511
Cost of operations                                                                   24,766                9,892
Selling, general and administrative expenses                                          5,208                2,685
Depreciation and amortization                                                         6,923                3,784
                                                                            ---------------      ---------------
  Operating income                                                                    8,133                2,150

Interest expense, net                                                                   880                1,552
Other income                                                                             83                   21
                                                                            ---------------      ---------------
  Income before income taxes                                                          7,336                  619

Income tax expense                                                                    2,861                  173
                                                                            ---------------      ---------------
  Net income                                                                        $ 4,475              $   446
                                                                            ===============      ===============


BASIC EARNINGS PER COMMON SHARE                                                     $  0.22              $  0.05
                                                                            ===============      ===============

DILUTED EARNINGS PER COMMON SHARE                                                   $  0.21              $  0.05
                                                                            ===============      ===============





                             See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                             1998                1997
                                                                                        -------------       -------------
OPERATING ACTIVITIES:

Net income                                                                                   $  4,475            $    446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                                 6,923               3,784
  Provision for environmental and landfill costs                                                  137                 113
  Gain on sale of fixed assets                                                                   (70)                (13)
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables                                                                             841             (1,998)
    Prepaid expenses and other assets                                                             692             (1,530)
    Accounts payable, accrued liabilities and accrued environmental
      and landfill costs                                                                          134             (1,549)
    Deferred revenue                                                                              231                 297
    Other long-term liabilities                                                                 2,445                   -
                                                                                        -------------       -------------
Net cash provided by (used in) operating activities                                            15,808               (450)
                                                                                        -------------       -------------

INVESTING ACTIVITIES:

  Capital expenditures                                                                        (8,507)             (3,599)
  Cost of acquisitions, net of cash acquired                                                 (22,875)            (32,224)
                                                                                        -------------       -------------
Net cash used in investing activities                                                        (31,382)            (35,823)
                                                                                        -------------       -------------

FINANCING ACTIVITIES:

  Proceeds from issuances of long-term debt                                                    18,746              36,455
  Repayments of indebtedness                                                                  (2,305)               (281)
  Debt issuance costs                                                                               -               (253)
                                                                                        -------------       -------------
Net cash provided by financing activities                                                      16,441              35,921
                                                                                        -------------       -------------
Net increase (decrease) in cash and cash equivalents                                              867               (352)
Cash and cash equivalents, at beginning of period                                               2,426               2,301
                                                                                        -------------       -------------
Cash and cash equivalents, at end of period                                                  $  3,293            $  1,949
                                                                                        =============       =============

NONCASH ACTIVITIES:

Issuance of common stock for certain acquisitions                                            $ 40,300            $      -
Issuance of notes payable for certain acquisitions                                                  -               2,598
Consideration held back or held in escrow for certain acquisitions                              2,872               1,776



                             See accompanying notes.

                        AMERICAN DISPOSAL SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 1998 and 1997
                                   (Unaudited)

1.   Formation and Basis of Presentation

     American Disposal Services, Inc. (the "Company") is a regional, integrated, non-hazardous solid waste services company that provides solid waste collection, transfer and disposal services primarily in the Midwest and in the Northeast.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A.

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

3.   Earnings per Share

     The following table sets forth the computation of earnings per common share (dollars in thousands):

                                                                 Three months ended
                                                                      March 31,
                                                             1998                  1997
                                                        --------------        --------------
Numerator:
  Net income                                                  $  4,475                 $ 446
                                                        ==============        ==============
Denominator:
  Demonimator for basic earnings per common
    share-weighted average shares outstanding               20,619,472             8,872,454
  Effect of dilutive securities:
    Stock options and warrants                                 677,418               500,664
                                                        --------------        --------------
  Denominator for diluted earnings per common
    share-adjusted weighted average shares and
    assumed conversions                                     21,296,890             9,373,118
                                                        ==============        ==============


4.   Public Offerings

     In May 1997, the Company issued 4,600,000 shares of common stock at $16.50 per share in a public offering. Proceeds from the offering, net of underwriting commissions and related expenses, were $70.1 million. The offering proceeds were used to finance acquisitions and pay down a portion of the Company's Credit Facility.

     In October 1997, the Company completed a public offering of 6,837,000 shares of common stock at $30.50 per share. Of the 6,837,000 shares, 4,325,000 shares were issued and sold by the Company and 2,512,000 shares were sold by selling stockholders.

Proceeds to the Company from the offering, net of underwriting commisions and related expenses, were $123.8 million. The offering proceeds were used to finance acquisitions and pay down a portion of the Company's Credit Facility.

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

     During the first three months of 1998, the Company acquired nine non-hazardous solid waste businesses, consisting of nine collection operations and two transfer stations. During 1997, the Company acquired 28 non-hazardous solid waste businesses, consisting of 28 collection operations, seven transfer stations, four landfills, and two beneficial reuse facilities.

     The Company has not completed its valuation of certain of its 1998 and 1997 purchases and the purchase price allocations may be subject to change when additional information concerning asset and liability valuations is completed.

     The pro forma unaudited results of operations for the three months ended March 31, 1998 and 1997, assuming each acquisition and the public offerings in footnote 4 (above) had occurred on January 1, 1997, are as follows (dollars in thousands, except per share data):

                                                                   Three months ended
                                                                        March 31,
                                                                1998                1997
                                                           --------------      --------------
Revenues                                                          $45,082             $44,154
Operating income                                                    8,127               6,399
Net income                                                          5,008               3,851
Pro forma net income per diluted share of
  common stock                                                       0.24                0.18
Weighted average common stock
  outstanding, assuming dilution                               21,296,890          20,904,459

     The proforma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred on January 1, 1997 nor are they necessarily indicative of future operating results.

6.  Seasonality

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

7.  Subsequent Event

     In April 1998, the Company completed a public offering of 4,600,000 shares of common stock of which approximately 2.1 million were issued and sold by the Company and approximately 2.5 million were sold by certain selling stockholders, at $36.50 per share. This resulted in net proceeds to the Company of approximately $71.4 million. A portion of the offering proceeds were used to pay down the Company's Credit Facility and the balance will be used to fund future acquisitions.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION

     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 70 acquisitions from January 1993 through March 1998, including nine hauling companies and two transfer stations acquired in the three months ended March 31, 1998 (the "1998 Acquisitions"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

FORWARD LOOKING STATEMENTS

     Certain information contained in this Quarterly Report on Form 10-Q, including, without limitation information appearing under Part I, Item 2, "Managements' Discussion and Analysis of Financial Condition and Results of Operations," are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). Factors set forth under the caption "Risk Factors" in the Company's Annual Report on Form 10K/A could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward- looking statements made by, or on behalf of, the Company in this Quarterly Report on Form 10-Q.

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

                                        Three Months Ended
                                             March 31,
                                       1998            1997
                                   ------------    ------------
           Collection (1)              61.1%            48.9%
           Transfer                     9.4              3.8
           Landfill (1)                26.3             46.4
           Other                        3.2              0.9
                                   ------------    ------------
             Total Revenues           100.0%           100.0%
                                   ============    ============

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended March 31, 1998, approximately 81% of the total tonnage collected by the Company was disposed of at Company-owned landfills. During such period, the Company's captive waste (consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 73% of the solid waste disposed of at its landfills.

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

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                          Three  Months Ended
                                                                March  31,
                                                          1998             1997
                                                      ------------     ------------
  Revenues...........................................    100.0%           100.0%
  Cost of operations.................................     55.0             53.4
  Selling, general and administrative expenses.......     11.6             14.5
  Depreciation and amortization......................     15.3             20.5
                                                      ------------     ------------
  Operating income...................................     18.1             11.6
  Interest expense, net..............................      2.0              8.4
  Other income.......................................      0.2              0.1
  Income tax expense.................................      6.4              0.9
                                                      ------------     ------------
    Net income.......................................      9.9%             2.4%
                                                      ============     ============

  EBITDA margin (1)..................................     33.4%            32.1%
                                                      ============     ============

(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     REVENUES. Revenues for the three months ended March 31, 1998 were $45.0 million compared to $18.5 million for the three months ended March 31, 1997. Of the increase in revenues, $24.8 million is due primarily to the effects of companies acquired during 1997 and the first quarter of 1998, while approximately $1.7 million is attributable to increases in revenues in operations acquired prior to 1997.

     COST OF OPERATIONS. Cost of operations for the three months ended March 31, 1998 was $24.8 million compared to $9.9 million for the three months ended March 31, 1997. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 55.0% in the 1998 period compared to 53.4% in the 1997 period. The increased costs as a percentage of the Company's overall revenue are due to the impact of more substantial collection versus landfill operations in the 1998 period compared to the same period in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.2 million for the three months ended March 31, 1998 compared to $2.7 million for the three months ended March 31, 1997. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, SG&A expenses decreased to 11.6% in the 1998 period from 14.5% in the 1997 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended March 31, 1998 was $6.9 million compared to $3.8 million for the three months ended March 31, 1997. The increase in depreciation and amortization expense is due primarily to increases in the Company's revenues described above. As a percentage of revenues, depreciation and amortization expense was 15.3% and 20.5% for the three months ended March 31, 1998 and 1997, respectively. The decline as a percent of revenues in the March 1998 period compared to the March 1997 period is due primarily to the reduction in the relative concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $880,000 for the three months ended March 31, 1998 compared to $ 1.6 million for the three months ended March 31, 1997, which reflects the debt structure of the Company during the respective periods and an overall improvement in the Company's effective borrowing rate.

     INCOME TAXES. The Company recorded an income tax provision of $2.9 million for the three months ended March 31, 1998 compared to a $173,000 for the three months ended March 31, 1997, reflecting the increased taxable income generated, partially offset by utilization of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the capital intensive nature of the solid waste industry and the Company's focus on an acquisition-based growth strategy, the Company has used, and expects to continue using, substantially all cash generated from operations to fund acquisitions, capital expenditures and landfill development. Historically, the Company has satisfied it acquisition, capital expenditure and working capital needs primarily through equity and bank financings. There can be no assurance that such financing will continue to be available.

     Net cash provided by operating activities in the quarter was $15.8 million compared to net cash used by operating activities of $450,000 in the prior year period, due to acquisition related activities which resulted in an improvement in net income to $4.5 million in the three months ended March 31, 1998 compared to $446,000 in the three months ended March 31, 1997. Additional net cash was provided by non-cash depreciation and amortization expense increasing $3.1 million and long term liabilities increasing $2.4 million over the prior period.

     Net cash used in investing activities was $31.4 million and $35.8 million in the three months ended March 31, 1998 and 1997, respectively. The Company's capital expenditures increased to $8.5 million from $3.6 million in the prior year period due to a higher revenue producing asset base, while acquisition spending was $22.9 million and $32.2 million, for the three months ended March 31, 1998 and 1997, respectively. In fiscal year 1998, the Company expects to spend approximately $29 million for capital expenditures, on operations owned as of January 1, 1998, of which approximately $9 million is anticipated to be used for cell development.

     Net cash provided by financing activities totaled $16.4 million for the three months ended March 31, 1998, compared to $35.9 million for the comparable prior year period, drawn principally from the Company's Credit Facility to fund acquisitions.

     The Company currently has a $140 million revolving credit facility (the "Credit Facility") with ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, Union Bank of California, N.A., as documentation agent, and BHF-Bank Aktiengesellschaft and Bank of America Illinois, as co-agents, for the lenders. The Credit Facility provides the Company with a revolving line of credit of $140 million to be used for acquisitions (of which $20 million may be used for working capital and letter of credit purposes). The Credit Facility bears interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 0.5% and (b) the prime rate, plus an applicable margin or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and matures in 2002. As of March 31, 1998 the Company had borrowed $36.4 million under the Credit Facility. As of such date, the interest rate on the various loans under the Credit Facility ranged from 6.63% to 8.50% and the total unused availability was $103.6 million.

     Effective April 3, 1998, the Company completed a public offering of 4.6 million shares of common stock of which approximately 2.1 million were issued and sold by the Company and approximately 2.5 million were sold by certain selling stockholders, at $36.50 per share. This resulted in net proceeds to the Company of approximately $71.4 million. A portion of the offering proceeds were used to pay down the Company's Credit Facility and the balance will be used to fund future acquisitions.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     a.  Financial Data Schedule (filed electronically, only).

     b.  Reports on Form 8-K:  The Company filed Form 8-K dated
         January 19, 1998 Items 5 and 7, only.

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                     AMERICAN DISPOSAL SERVICES, INC.

Date: May 15, 1998                   /s/ Stephen P. Lavey
                                     ---------------------
                                     Stephen P. Lavey
                                     Vice President and Chief Financial Officer