Form 10-Q
period 1998-06-30
AMERICAN DISPOSAL SERVICES INC
filed 1998-08-14
CIK 881655

                                United States
                      Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Period Ended June 30, 1998

                                      or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
     From ______________ to _________________


                       Commission file number  0-28652
                                              --------

                       AMERICAN DISPOSAL SERVICES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    13-3858494
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

       745 McClintock - Ste 230
         Burr Ridge, Illinois                                60521
 ----------------------------------------                  ----------
 (Address of principal executive offices)                  (Zip Code)

                                (630) 655-1105
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
    ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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

Common Stock, $.01 Par Value - 24,351,888 shares as of August 12, 1998.

                       AMERICAN DISPOSAL SERVICES, INC.

                                    INDEX
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

   Condensed Consolidated Balance Sheets - June 30, 1998 (Unaudited) and
    December 31, 1997

   Condensed Consolidated Statements of Income - Three months ended June 30,
    1998 and 1997 (Unaudited); Six months ended June 30, 1998 and 1997
    (Unaudited)

   Condensed Consolidated Statements of Cash Flows - Six months ended June 30,
    1998 and 1997 (Unaudited)

   Notes to the Condensed Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Events

Item 6. Exhibits and Reports on Form 8-K

Signatures

PART I. FINANCIAL INFORMATION

                       AMERICAN DISPOSAL SERVICES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                            JUNE 30,
                                                                             1998         DECEMBER 31,
                                                                          (UNAUDITED)         1997
                                                                          -----------     ------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                               $    21,268     $      2,426
  Restricted cash held in escrow                                                1,499              337
  Trade receivables, net                                                       29,687           23,052
  Prepaid expenses and other current assets                                     3,569            2,695
                                                                          -----------     ------------
Total current assets                                                           56,023           28,510

Property, plant, and equipment, net                                           195,994          174,340

Other assets:
  Cost over fair value of net assets of acquired businesses,
    net of accumulated amortization of $6,535 and $3,635                      296,351          157,304
  Other assets                                                                 11,541           12,870
                                                                          -----------     ------------
                                                                          $   559,909     $    373,024
                                                                          ===========     ============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                        $     9,638     $      6,361
  Accrued liabilities                                                          19,093           13,283
  Deferred revenues                                                             7,035            5,785
  Current portion of long-term debt and capital lease obligations               3,255            2,360
                                                                          -----------     ------------
Total current liabilities                                                      39,021           27,789

Long-term debt and capital lease obligations, net of current portion            1,281           20,788
Accrued environmental and landfill costs                                       12,878           12,450
Deferred income taxes                                                           2,577            2,577
Other long-term liabilities                                                    15,844           12,045

Total stockholders' equity (24,351,888 and 19,323,100
  shares of common stock issued and outstanding)                              488,308          297,375
                                                                          -----------     ------------
                                                                          $   559,909     $    373,024
                                                                          ===========     ============


                           See accompanying notes.

                       AMERICAN DISPOSAL SERVICES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                 THREE MONTHS ENDED       SIX MONTHS ENDED
                                                       JUNE 30,               JUNE 30,
                                                 -------------------     ------------------
                                                  1998         1997        1998       1997
                                                 -------     -------     -------    -------
Revenues                                         $52,625     $27,763     $97,655    $46,274
Cost of operations                                29,393      15,188      54,159     25,080
Selling, general and administrative expenses       5,903       3,672      11,111      6,357
Depreciation and amortization                      7,561       5,272      14,484      9,056
                                                 -------     -------     -------    -------
  Operating income                                 9,768       3,631      17,901      5,781

Net interest income (expense)                        137     (1,906)       (743)    (3,458)
Other income                                         144          88         227        109
                                                 -------     -------     -------    -------
  Income before income taxes                      10,049       1,813      17,385      2,432

Income tax expense                                 3,919         577       6,780        750
                                                 -------     -------     -------    -------
  Net income                                     $ 6,130     $ 1,236     $10,605    $ 1,682
                                                 =======     =======     =======    =======


BASIC EARNINGS PER COMMON SHARE                  $  0.27     $  0.11     $  0.49    $  0.16
                                                 =======     =======     =======    =======
DILUTED EARNINGS PER COMMON SHARE                $  0.26     $  0.10     $  0.47    $  0.16
                                                 =======     =======     =======    =======


                           SEE ACCOMPANYING NOTES.

                       AMERICAN DISPOSAL SERVICES, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (DOLLARS IN THOUSANDS - UNAUDITED)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                          1998           1997
                                                                        --------       --------
OPERATING ACTIVITIES:
Net income                                                              $ 10,605       $  1,682
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
  Depreciation and amortization                                           14,484          9,056
  Provision for environmental and landfill costs                             282            263
  Gain on sale of fixed assets                                              (209)           (13)
  Changes in operating assets and liabilities, net of effects from acquisitions:
    Trade receivables                                                     (4,051)        (5,112)
    Prepaid expenses and other assets                                       (500)        (2,559)
    Accounts payable, accrued liabilities and accrued environmental
       and landfill costs                                                    910          2,093
    Deferred revenue                                                         754            908
    Other long term liabilities                                            3,799              -
                                                                        --------       --------
Net cash provided by operating activities                                 26,074          6,318
                                                                        --------       --------
INVESTING ACTIVITIES:
  Capital expenditures                                                   (14,944)        (9,416)
  Cost of acquisitions                                                   (39,658)       (60,607)
                                                                        --------       --------
Net cash used in investing activities                                    (54,602)       (70,023)
                                                                        --------       --------
FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                              71,423         70,093
  Exercise of common stock options                                         1,355              1
  Proceeds from issuance of long-term debt                                21,926         68,348
  Repayments of indebtedness                                             (47,334)       (73,899)
  Debt issuance costs                                                          -           (973)
                                                                        --------       --------
Net cash provided by financing activities                                 47,370         63,570
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents                      18,842          (135)

Cash and cash equivalents, at beginning of period                          2,426          2,301
                                                                        --------       --------
Cash and cash equivalents, at end of period                             $ 21,268       $  2,166
                                                                        ========       ========
NONCASH ACTIVITIES:

Issuance of common stock for certain acquisitions                       $107,550       $      -
Issuance of notes payable for certain acquisitions                             -          2,598
Consideration held back or held in escrow for certain acquisitions         4,637          5,005

                           See accompanying notes.

                       AMERICAN DISPOSAL SERVICES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

1.       FORMATION AND BASIS OF PRESENTATION

         American Disposal Services, Inc. (the "Company") is a regional, integrated, non-hazardous solid waste services company that provides solid waste collection, transfer and disposal services primarily in the Midwest and in the Northeast.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, for the fiscal year ended December 31, 1997 included in the Company's Annual Report on Form 10-K/A.

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

3.       EARNINGS PER SHARE

         The following table sets forth the computation of earnings per common share (dollars in thousands):

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30,                    JUNE 30,
                                           -------------------------    -------------------------
                                              1998           1997          1998           1997
                                           ----------     ----------    ----------     ----------
Numerator:
  Net income                                  $ 6,130        $ 1,236       $10,605        $ 1,682
                                           ==========     ==========    ==========     ==========
Denominator:
  Denominator for basic earnings per
  common share-weighted average
  shares outstanding                       22,856,152     11,531,842    21,709,012     10,209,494
  Effect of dilutive securities:
    Stock options and warrants                887,445        538,668       888,296        509,933
                                           ----------     ----------    ----------     ----------
  Denominator for diluted earnings per
  common share-adjusted weighted
  average shares and assumed
  conversions                              23,743,597     12,070,510    22,597,308     10,719,427
                                           ==========     ==========    ==========     ==========

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

         During the first six months of 1998, the Company acquired 21 non-hazardous solid waste businesses, consisting of 21 hauling companies and 3 transfer stations. During 1997, the Company acquired 28 non-hazardous solid waste businesses, consisting of 28 collection operations, seven transfer stations, four landfills, and two beneficial reuse facilities.

         The Company has not completed its valuation of certain of its 1998 and 1997 purchases and the purchase price allocations may be subject to change when additional information concerning asset and liability valuations is completed.

         The pro forma unaudited results of operations for the three and six months ended June 30, 1998 and 1997, assuming each acquisition and the public offerings in footnote 4 (above) had occurred on January 1, 1997, are as follows (dollars in thousands, except per share data):

                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                       JUNE 30,                       JUNE 30,
                                              -------------------------      -------------------------
                                                 1998           1997            1998           1997
                                              ----------     ----------      ----------     ----------
Revenues                                         $57,212        $56,821        $109,409       $105,853
Operating income                                  10,158          7,285          18,898         13,847
Net income                                         6,339          4,725          11,594          8,943
Proforma net income per diluted share of
    common stock                                    0.25           0.19            0.46           0.36
Weighted average common stock
     outstanding, assuming dilution           25,287,202     24,775,250      25,239,383     24,746,491

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


7.  SUBSEQUENT EVENT

     The Company and Allied Waste Industries, Inc. ("Allied") entered into a definitive merger agreement on August 10, 1998. Under the terms of the agreement, the Company's shareholders will receive 1.65 shares of Allied common stock for each share of the Company's common stock. Allied anticipates issuing approximately 40.7 million shares in the transaction, based on the closing price of its common stock on August 10, 1998. The merger is expected to be completed in the fourth quarter 1998. See Item 5 of Part II.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements and the related notes thereto included elsewhere herein.

INTRODUCTION

     The Company has adopted an acquisition-based growth strategy that focuses on: (i) the identification and acquisition of solid waste landfills located in secondary markets that are within approximately 125 miles of significant metropolitan centers; and (ii) securing dedicated waste streams for such landfills by the acquisition or development of transfer stations and the acquisition of collection companies. The Company has completed 82 acquisitions from January 1993 through June 1998, including 21 hauling companies and 3 transfer stations acquired in the six months ended June 30, 1998 (the "1998 Acquisitions"). All of these acquisitions were accounted for under the purchase method of accounting for business combinations. Accordingly, the amortization of goodwill reflects the fair market value of the Company's assets at the time of their acquisition rather than their historical cost basis, and the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company believes its historical results of operations for the periods presented are not directly comparable.

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

                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                               ---------------------     ---------------------
                                                 1998         1997         1998         1997
                                               --------     --------     --------     --------
           Collection (1)                         60.0%        52.3%        60.5%        51.0%
           Transfer                               11.3          3.7         10.4          3.7
           Landfill (1)                           25.3         43.1         25.8         44.4
           Other                                   3.4          0.9          3.3          0.9
                                               --------     --------     --------     --------
             Total Revenues                      100.0%       100.0%       100.0%       100.0%
                                               ========     ========     ========     ========

(1) The portion of collection revenues attributable to disposal charges for waste collected by the Company and disposed of at the Company's landfills has been excluded from collection revenues and included in landfill revenues.

     A component of the Company's business strategy is to maximize internalization of the waste it collects and thereby realize higher margins from its operations. By disposing of waste at Company-owned landfills, the Company retains the margin generated through disposal operations that would otherwise be earned by third-party landfills. For the three months ended June 30, 1998, approximately 73% of the total tonnage collected by the Company was disposed of at Company-owned landfills. For the six months ended June 30, 1998, approximately 75% of the total tonnage collected by the Company was disposed of at Company-owned landfills. Excluding the New England region where the Company does not own a landfill, approximately 88% and 90% of the total tonnage collected by the Company was disposed of at Company owned landfills for the three and six months ended June 30, 1998, respectively. During the three months ended June 30, 1998, the Company's captive waste (consisting of waste collected by the Company and delivered to any of its landfills and waste delivered to any of the Company's landfills by third-party haulers under long-term collection contracts) constituted an average of approximately 80% of the solid waste disposed of at its landfills.

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

RESULTS OF OPERATIONS

     The following table sets forth items in the Company's consolidated statement of operations as a percentage of revenues for the periods indicated:

                                                 THREE MONTHS ENDED      SIX MONTHS ENDED
                                                      JUNE 30,                JUNE 30,
                                                 ------------------      -----------------
                                                   1998      1997         1998       1997
                                                  ------    ------       ------     ------
  Revenues......................................   100.0%    100.0%       100.0%     100.0%
  Cost of operations............................    55.9      54.7         55.4       54.2
  Selling, general and administrative expenses      11.2      13.2         11.4       13.7
  Depreciation and amortization expenses........    14.3      19.0         14.9       19.6
                                                  ------    ------       ------     ------
  Operating income..............................    18.6      13.1         18.3       12.5
  Net interest income (expense).................     0.2      (6.9)        (0.7)      (7.5)
  Other income..................................     0.3       0.3          0.2        0.2
  Income tax provision..........................     7.5       2.1          6.9        1.6
                                                  ------    ------       ------     ------
    Net income..................................    11.6%      4.4%        10.9%       3.6%
                                                  ======    ======       ======     ======

  EBITDA margin (1)                                 32.9%     32.1%        33.2%      32.1%
                                                  ======    ======       ======     ======

(1) EBITDA margin represents operating income plus depreciation and amortization divided by revenues.

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     REVENUES. Revenues for the three months ended June 30, 1998 were $52.6 million compared to $27.8 million for the three months ended June 30, 1997. Of the increase in revenues, $23.3 million is due primarily to the effects of companies acquired during 1997 and the first two quarters of 1998, while approximately $1.5 million is attributable to increases in revenues in operations owned more than twelve months.

     COST OF OPERATIONS. Cost of operations for the three months ended June 30, 1998 was $29.3 million compared to $15.2 million for the three months ended June 30, 1997. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, cost of operations was 55.9% in the 1998 period compared to 54.7% in the 1997 period. The increased costs as a percentage of the Company's overall revenue are due to the impact of more substantial collection versus landfill operations in the 1998 period compared to the same period in 1997. Collection operations generally have higher operating costs than landfill operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses were $5.9 million for the three months ended June 30, 1998 compared to $3.7 million for the three months ended June 30, 1997. This increase in costs was attributable primarily to increases in the Company's revenues described above. As a percentage of revenues, SG&A expenses decreased to 11.2% in the 1998 period from 13.2% in the 1997 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense for the three months ended June 30, 1998 was $7.6 million compared to $5.3 million for the three months ended June 30, 1997. The increase in depreciation and amortization expense is due primarily to the Company's growth through acquisitions. As a percentage of revenues, depreciation and amortization expense was 14.3% and 19.0% for the three months ended June 30, 1998 and 1997, respectively. The decline as a percent of revenues in the three months ended June 1998 compared to the three months ended June 1997 is due primarily to the reduction in the relative concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST INCOME/EXPENSE. Net interest income was $137,000 for the three months ended June 30, 1998 compared to net interest expense of $1.9 million for the three months ended June 30, 1997. During the quarter, funds received from the April 1998 common stock offering were used to pay off the Company's Credit Facility borrowings and resulted in a net cash position which generated interest income in excess of interest expense on the Company's remaining borrowings.

     INCOME TAXES. The Company recorded an income tax provision of $3.9 million for the three months ended June 30, 1998 compared to a provision of $577,000 for the three months ended June 30, 1997, reflecting the increased taxable income generated, partially offset by utilization of net operating loss carryforwards.

SIX MONTHS ENDED JUNE  30, 1998 AND 1997

     REVENUES. Revenues for the six months ended June 30, 1998 were $97.7 million compared to $46.3 million for the three months ended June 30, 1997. Of the increase in revenues, $48.2 million is due primarily to the effects of companies acquired during 1997 and the first two quarters of 1998, while approximately $3.2 million is attributable to increases in revenues in operations owned more than twelve months.

     COST OF OPERATIONS. Cost of operations for the six months ended June 30, 1998 were $54.2 million compared to $25.1 million for the six months ended June 30, 1997. This increase was attributable primarily to the increase in revenues described above. As a percentage of revenues, cost of operations was 55.4% in the 1998 period compared to 54.2% in the 1997 period. The increased costs as a percentage of the Company's overall revenues are due to the impact of more substantial collection versus landfill operations in the 1998 period compared to the same period in 1997. Collection operations generally have higher operating costs than landfill operations.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $11.1 million for the six months ended June 30, 1998 compared to $6.4 million for the six months ended June 30, 1997. As a percentage of revenues, SG&A expenses decreased to 11.4% in the 1998 period from 13.7% in the 1997 period. The decrease in SG&A expenses as a percentage of revenues is due primarily to a significant increase in revenue producing assets, while corporate and other related administrative expenses increased moderately.

     DEPRECIATION AND AMORTIZATION EXPENSE. Depreciation and amortization expense for the six months ended June 30, 1998 was $14.5 million compared to $9.1 million for the six months ended June 30, 1997. The increase in depreciation and amortization expense is due primarily to the Company's growth through acquisitions. As a percentage of revenues, depreciation and amortization expense was 14.9% and 19.6% for the six months ended June 30, 1998 and 1997, respectively. The decline as a percentage of revenues in the June 1998 period compared to the

June 1997 period is due primarily to the diminished concentration of landfill assets, which typically have higher depreciation and amortization expense than collection operations.

     NET INTEREST EXPENSE. Net interest expense was $743,000 for the six months ended June 30, 1998 compared to $3.5 million for the six months ended June 30, 1997. This decrease is attributable lower borrowings outstanding during the respective periods.

     INCOME TAXES. The Company recorded an income tax provision of $6.8 million for the six months ended June 30, 1998 and an income tax provision of $750,000 for the six months ended June 30, 1997, reflecting the increased taxable income generated, partially offset by utilization of net operating loss carryforwards.

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

     Net cash provided by operating activities was $26.1 million and $6.3 million for the six months ended June 30, 1998 and 1997, respectively. This increase was due primarily to acquisition related activities which resulted in an improvement in net income to $10.6 million in the six months ended June 30, 1998 compared to $1.7 million in the six months ended June 30, 1997. Additional net cash was provided by non-cash depreciation and amortization expense increasing $5.4 million and long term liabilities increasing $3.8 million over the prior period.

     Net cash used in investing activities was $54.6 million and $70.0 million in the six months ended June 30, 1998 and 1997, respectively. The Company's capital expenditures increased to $14.9 million from $9.4 million in the prior year period due to a higher revenue producing asset base. While acquisition spending increased as compared to the prior period, acquisitions funded with cash decreased to $39.7 million from $60.6 million, for the six months ended June 30, 1998 and 1997, respectively, as the Company increased its use of equity to finance acquisitions. In fiscal year 1998, the Company expects to spend approximately $29 million for capital expenditures, on operations owned as of January 1, 1998, of which approximately $9 million is anticipated to be used for cell development.

     Net cash provided by financing activities totaled $47.4 million for the six months ended June 30, 1998, compared to $63.6 million for the comparable prior year period, reflecting borrowings of $21.9 million in 1998 under the Company's Credit Facility to fund acquisitions. Repayments under the Company's Credit Facility totaled $47.3 million, funded primarily by the net proceeds of $71.4 million from the April 1998 offering of common stock.

     The Company currently has a $140 million revolving credit facility (the "Credit Facility") with ING (U.S.) Capital Corporation, as administrative agent, Morgan Guaranty Trust Company of New York, as syndication agent, Union Bank of California, N.A., as documentation agent, and BHF-Bank Aktiengesellschaft and Bank of America Illinois, as co-agents, for the lenders. The Credit Facility provides the Company with a revolving line of credit of $140 million to be used for acquisitions (of which $20 million may be used for working capital and letter of credit purposes). The Credit Facility bears interest at rates per annum equal to, at the Company's discretion, either: (i) the higher of (a) the federal funds rate plus 0.5% and (b) the prime rate, plus an applicable margin or (ii) the London Interbank Offered Rate ("LIBOR"), plus an applicable margin, and matures in 2002. As of June 30, 1998 the Company had no outstanding borrowings under the Credit Facility.

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

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of  Security Holders

     On June 23, 1998, the annual meeting of the stockholders of the Company was held. The holders of 19,202,929 shares of common stock were present in person or represented by proxy at the meeting. At the meeting, stockholders voted on the following matters:

     Election of Directors

     The stockholders elected the following persons to serve as directors of the Company until the next annual meeting of stockholders, and until their successors are duly elected and qualified. Votes were cast as follows:

                                                                        VOTES
                                                       VOTES FOR       WITHHELD
                                                       ----------      --------
                        Richard  De Young              18,860,179       342,750
                        Stephen P. Lavey               18,929,979       272,950
                        G.T. Blankenship               18,937,529       265,400
                        Robert S. Hillas               18,937,979       264,950
                        Douglas A. Pertz               18,937,979       264,950
                        Stephen W. Rubin               18,937,979       264,950

     Approval of the Amended and Restated 1996 Stock Option Plan

     The Amended and Restated 1996 Stock Option Plan was approved by the following vote: For, 13,743,733; Against, 4,618,384; and Abstain, 15,756.

     Ratification of the reappointment of Ernst & Young LLP as independent accountants

     Ernst & Young LLP was reappointed as independent accountants by the following vote: For, 19,189,179; Against, 265; and Abstain, 13,485.

Item 5.  Other Events

     On August 10, 1998, Allied Waste Industries, Inc., a Delaware corporation ("Allied"), AWIN II Acquisition Corporation, a Delaware corporation and a wholly-owned subsidiary of Allied ("AWIN"), and the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") which provides, among other things, that on the terms and subject to the conditions thereof, AWIN will be merged with and into the Company (the "Merger"), the Company will become a wholly-owned subsidiary of Allied, and each outstanding share of common stock of the Company ("ADS Common Stock") will be converted into 1.65 shares of common stock of Allied. In addition, Allied and the Company entered into a Stock Option Agreement, dated August 10, 1998 (the "Option Agreement"), pursuant to which Allied has been granted an option (the "Option") to purchase 4,000,000 shares of ADS Common Stock at a price of $40.00 per share (representing approximately 16.23% of the shares of ADS Common Stock outstanding as of June 30, 1998). The Option may be exercised only in the event that the Merger Agreement is terminated and Allied becomes entitled to receive a Termination Fee (as defined in the Merger Agreement).

     Consummation of the Merger is subject to a number of conditions, including obtaining the approval of the stockholders of Allied and the Company to the Merger, as well as to the expiration or termination of the applicable Hart-Scott-Rodino waiting period.

     Copies of the Merger Agreement (without exhibits) and the Option Agreement are filed herewith as exhibits and are incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

     a. Exhibits: The exhibits as filed as part of this report are listed in the Exhibit Index hereto.

     b.  Reports on Form 8-K: none

                                  Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMERICAN DISPOSAL SERVICES, INC.

Date: August 14, 1998               /s/ Stephen P. Lavey
                                    ------------------------------------------
                                    Stephen P. Lavey
                                    Vice President and Chief Financial Officer

                       AMERICAN DISPOSAL SERVICES, INC.

                                EXHIBIT INDEX

                      Number and Description of Exhibit


          2.1* Agreement and Plan of Merger, dated August 10, 1998, by and among Allied, AWIN II, and the Company.

         10.1 Stock Option Agreement, dated August 10, 1998, between Allied and the Company.

         27.1  Financial Data Schedule (filed electronically, only).









         *The exhibits to the Agreement and Plan of Merger are not being filed herewith because the Company believes that the information contained in such exhibits should not be considered material to an investment decision in the Company or such information is otherwise adequately disclosed in this Form 10-Q or such Agreement and Plan of Merger. The Agreement and Plan of Merger identifies internally the contents of all omitted exhibits. The Company agrees to furnish supplementally (but not to "file") a copy of any such exhibit to the Commission upon request.